Form 10-Q
period 1999-09-30
BROADBASE SOFTWARE INC
filed 1999-11-15
CIK 1076016

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________ .

                         Commission file number: 0-26789

                            BROADBASE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                        77-0417081
(State or other jurisdiction of                          (I.R.S. Employee
 incorporation or organization)                         Identification No.)

                             172 Constitution Drive
                              Menlo Park, CA 94025
           (Address of principal executive offices including zip code)

                                 (650) 614-8300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ ]       NO  [X]

Number of shares of registrant's common stock outstanding as of October 31, 1999: 18,007,316

                            BROADBASE SOFTWARE, INC.
                                    FORM 10-Q
                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets at September 30, 1999
               and December 31, 1998......................................................................   3

               Condensed Consolidated Statements of Operations for the three months
               and nine months ended September 30, 1999 and September 30, 1998............................   4

               Condensed Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1999 and September 30, 1998............................................   5

               Notes to Condensed Consolidated Financial Statements.......................................   6

Item 2         Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................................   8

Item 3         Quantitative and Qualitative Disclosures about Market Risk.................................  21


PART II. OTHER INFORMATION

Item 1.        Legal Proceedings..........................................................................  21

Item 2.        Changes in Securities and Use of Proceeds..................................................  21

Item 3.        Defaults upon Senior Securities............................................................  22

Item 4.        Submission of Matters to a Vote of Security Holders........................................  22

Item 5.        Other Information..........................................................................  24

Item 6.        Exhibits and Reports on Form 8-K...........................................................  24

               Signatures.................................................................................  25

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            BROADBASE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                      1999            1998(1)
                                                                   ---------        ---------
                                                                  (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                      $  76,784        $  13,990
    Accounts receivable, net                                           1,835            1,072
    Prepaid expenses and other current assets                          1,069              326
                                                                   ---------        ---------
              Total current assets                                    79,688           15,388

Property and equipment, net                                            1,975            1,610

Other assets                                                             593              175
                                                                   ---------        ---------
TOTAL ASSETS                                                       $  82,256        $  17,173
                                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts payable                                               $     772        $     395
    Accrued compensation                                               2,240              922
    Accrued expenses                                                   3,584            1,142
    Current portion of bank line of credit and notes payable             746              798
    Deferred revenue                                                   4,434            3,330
                                                                   ---------        ---------
              Total current liabilities                               11,776            6,587

Bank line of credit and notes payable, less current portion              587            1,110
Convertible debentures                                                  --              8,250
                                                                   ---------        ---------
              Total liabilities                                       12,363           15,947

Stockholders equity:
    Convertible preferred stock                                         --                  6
    Common stock, at par value                                            17                2
    Additional paid-in capital                                       117,292           22,171
    Deferred stock compensation                                      (11,031)          (2,338)
    Notes receivable from stockholders                                  (695)            (476)
    Accumulated other comprehensive loss                                 (72)             (37)
    Accumulated deficit                                              (35,618)         (18,102)
                                                                   ---------        ---------
              Total stockholders' equity                              69,893            1,226
                                                                   ---------        ---------
TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                        $  82,256        $  17,173
                                                                   =========        =========

See accompanying notes to the Condensed Consolidated Financial Statements.

(1) The balance sheet at December 31, 1998 has been derived from the audited statements as of that date.

                            BROADBASE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                          1999          1998          1999          1998
                                                        --------      --------      --------      --------
Net Revenue
     License                                            $  2,114      $    888      $  4,808      $  2,237
     Maintenance and professional services                   650           104         1,496           202
                                                        --------      --------      --------      --------
               Total  net revenue                          2,764           992         6,304         2,439
                                                        --------      --------      --------      --------

Cost of revenue:
      License                                                482           180           910           546
      Maintenance and  professional services                 750            84         1,683           167
                                                        --------      --------      --------      --------
               Total cost of revenue                       1,232           264         2,593           713
                                                        --------      --------      --------      --------
Gross margin                                               1,532           728         3,711         1,726
                                                        --------      --------      --------      --------

Operating expenses:
     Sales and marketing                                   4,062         1,975        10,557         5,616
     Research and development                              1,587         1,030         4,387         2,695
     General and administrative                              498           315         1,429           837
     Amortization of deferred stock compensation           1,976           374         4,448           702
                                                        --------      --------      --------      --------
               Total operating expenses                    8,123         3,694        20,821         9,850
                                                        --------      --------      --------      --------
Loss from operations                                      (6,591)       (2,966)      (17,110)       (8,124)
                                                        --------      --------      --------      --------
Interest income                                              237            94           431           252
Interest expense                                            (275)          (47)         (837)         (147)
                                                        --------      --------      --------      --------
Net loss                                                ($ 6,629)     ($ 2,919)     ($17,516)     ($ 8,019)
                                                        ========      ========      ========      ========

Basic and diluted net loss per share                    ($  1.70)     ($  2.14)     ($  6.80)     ($  6.69)
                                                        ========      ========      ========      ========
Weighted-average shares used in computing basic and
               diluted net loss per share                  3,904         1,367         2,577         1,199
                                                        ========      ========      ========      ========



See accompanying notes to the Condensed Consolidated Financial Statements.

                            BROADBASE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                     1999          1998
                                                                                    --------      --------
OPERATING ACTIVITIES:
    Net loss                                                                        ($17,516)     ($ 8,019)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization of deferred stock compensation                                    4,448           702
        Depreciation and amortization                                                    710           327
        Common stock issued to consultants                                               227             0
        Write-off of note receivable from shareholder                                      7             0
        Changes in operating assets and liabilities
            Accounts receivable                                                         (763)         (831)
            Prepaid expenses and other current assets                                   (521)         (348)
            Accounts payable                                                             377          (311)
            Accrued expenses                                                           3,760         1,404
            Deferred revenue                                                           1,104         2,384
            Payment on license agreement                                                (250)            0
                                                                                    --------      --------
                Net cash used in operating activities                                 (8,417)       (4,692)
                                                                                    --------      --------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                               (1,065)         (765)
                                                                                    --------      --------
                Net cash used in investing activities                                 (1,065)         (765)
                                                                                    --------      --------

FINANCING ACTIVITIES:
    Proceeds from issuance of convertible preferred stock, net                        19,979        11,906
    Proceeds from issuance of common stock upon exercise of options                      448            38
    Proceeds from issuance of common stock in initial public offering, net            50,561             0
    Proceeds from issuance of common stock in private placement                          631             0
    Payments to repurchase unvested common stock                                          (8)            0
    Issuance of notes receivable to shareholder                                            0          (400)
    Payments on notes payable                                                           (306)         (283)
    Principal payments on capital lease obligations                                      (19)          (25)
    Principal payments on equipment line of credit                                      (250)            0
    Borrowings on equipment line of credit                                                 0           446
    Proceeds from issuance of convertible debt                                         1,275             0
                                                                                    --------      --------
                      Net cash provided by financing activities                       72,311        11,682
    Effect of foreign exchange rate changes on cash and cash equivalents                 (35)          (14)
                                                                                    --------      --------
    Net increase in cash and cash equivalents                                         62,794         6,211
Cash and cash equivalents:
     Beginning of period                                                              13,990         1,153
                                                                                    --------      --------
     End of period                                                                    76,784         7,364
                                                                                    ========      ========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                             816           131
Supplemental schedule of noncash investing and financing activities:
      Conversion of convertible debentures into common stock                           9,525             0

See accompanying notes to the Condensed Consolidated Financial Statements

                            BROADBASE SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF FINANCIAL STATEMENTS

    Broadbase Software, Inc. (the "Company") was incorporated on November 28, 1995 and develops and markets software that integrates and analyzes customer information from Internet and traditional business channels, enabling businesses to improve their customer acquisition, retention, and profitability.

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998, which are contained in the Company's Registration Statement on Form S-1, as amended (File No 333-82251), which was declared effective on September 21, 1999. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year of 1999 or any future period.

2.       INITIAL PUBLIC OFFERING

    On September 21, 1999, the Company made its initial public offering of common stock, in which the Company sold 4,000,000 shares of its common stock at a price of $14.00 per share, raising $56.0 million in gross proceeds. Offering proceeds to Broadbase, net of approximately $3.9 million in aggregate underwriters discounts and commissions and $1.5 million in estimated related expenses, were approximately $50.6 million. Upon closing of the initial public offering, all convertible debentures were converted into shares of Series D convertible preferred stock and each outstanding share of the Company's Series A, Series B, Series C, Series D, and Series E convertible preferred stock was converted into one share of common stock, resulting in the issuance of 9,976,882 shares of common stock. Subsequent to September 30, 1999, an additional 600,000 shares of common stock were sold by the Company at a price of $14.00 per share from the exercise of the underwriters' overallotment option, generating additional net proceeds to the Company of approximately $7.8 million.

3.       NET LOSS PER SHARE

         Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS
128) which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. Diluted net loss per share, as presented, excludes potentially dilutive shares outstanding for all periods as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive due to the Company's net loss.

           Pursuant to SEC Staff Accounting Bulletin No. 98, pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding, including common equivalent shares from the convertible preferred stock (using the if-converted method), which automatically converted into common stock upon the completion of the Company's initial public offering as if converted at the original date of issuance, for both basic and diluted net loss per share, even though inclusion is antidilutive.

The following table sets forth the computation of loss per share (in thousands, except per share amounts):

                                                   Three Months Ended September 30,  Nine months ended September 30,
                                                        1999             1998             1999             1998
                                                      --------         --------         --------         --------
Basic and diluted net loss per share
Net loss                                              ($ 6,629)        ($ 2,919)        ($17,516)        ($ 8,019)
Weighted-average shares of common stock
    outstanding                                          4,521            2,651            3,466            2,597
Less weighted-average shares subject to
    repurchase                                            (617)          (1,284)            (889)          (1,398)
Weighted-average shares of common stock
    outstanding used in computing basic and
    diluted net loss per share                           3,904            1,367            2,577            1,199
Basic and diluted net loss per share                  ($  1.70)        ($  2.14)        ($  6.80)        ($  6.69)
                                                      ========         ========         ========         ========

Pro forma net loss per share
Net loss                                              ($ 6,629)        ($ 2,919)        ($17,516)        ($ 8,019)
Weighted-average shares of common stock
    outstanding used in computing basic and
    diluted net loss per share                           3,904            1,367            2,577            1,199
Adjusted to reflect the assumed conversion of
    convertible debentures from the date of
    issuance                                             9,110            6,474            8,140            6,089
Weighted-average shares used in computing pro
    forma basic and diluted net loss per share
                                                        13,014            7,841           10,717            7,288
Pro forma basic and diluted net loss per share        ($  0.51)        ($  0.37)        ($  1.63)        ($  1.10)
                                                      ========         ========         ========         ========


4.       STOCKHOLDERS' EQUITY

1999 Equity Incentive Plan

    On July 2, 1999, the Board of Directors approved the adoption of the Company's 1999 Equity Incentive Plan (the "1999 Incentive Plan"), subject to stockholder approval which it received in August 1999. A total of 3,500,000 shares of common stock have been reserved for issuance under the 1999 Incentive Plan, plus, commencing on January 1, 2000, annual increases equal to 5% of the outstanding shares of the Company's common stock on the preceding December 31. The number of shares authorized for issuance under the 1999 Incentive Plan will be increased to include any shares reserved under the 1996 Equity Incentive Plan not issued or subject to outstanding grants on the date of the final prospectus for the Company's initial public offering and any shares issued under the 1996 Equity Incentive Plan that are forfeited or repurchased by the Company at the original purchase price or that expire or become unexercisable for any reason without having been exercised in full. The types of awards that may be made under the 1999 Incentive Plan are options to purchase shares of common stock, restricted stock and stock bonuses. The exercise price for incentive stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant (85% for nonstatutory options). In the event of a change in control of the Company, an option or award under the 1999 Incentive Plan may be assumed or substituted by the successor corporation. The Company's compensation committee may also accelerate the vesting of awards upon a change of control transaction.

1999 Employee Stock Purchase Plan

    On July 2, 1999, the Board of Directors approved the adoption of the Company's 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"), subject to stockholder approval which it received in August 1999. A total of 500,000 shares of common stock have been reserved for issuance under the 1999 Purchase Plan, plus, commencing on January 1, 2000, annual increases equal to 1% of the Company's outstanding common shares on the preceding December 31. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 10% of their cash compensation, subject to certain maximum purchase limitations. Each offering period will have a maximum duration of 24 months and will consist of four six-month purchase periods. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the last day of each respective purchase period. The initial offering period began on the first business day on which price quotations for the Company's common stock were available on the Nasdaq National Market after the effectiveness of the initial public offering (September 22, 1999) and the first purchase period will end on December 31, 1999.

Stockholder Purchase Rights

    In connection with our private financing in June 1999, we granted rights to purchase up to 238,306 shares in our initial public offering to many of the Series E investors, subject to compliance with applicable laws, including federal securities laws. Because the offering of the rights started privately in June 1999, the sale of the shares in connection with these rights was required to continue privately and the issuance of these shares could not be registered in connection with the initial public offering or on any other registration statement. Although we offered to sell the shares to these investors in a separate private placement at the initial public offering price, only some of these investors accepted this offer as to 45,063 shares. We believe that we have fulfilled our obligations under the agreement, but it is possible that the investors who did not accept this offer could claim that we breached the agreement by failing to sell them the shares in the initial public offering. If they were successful in their claims, we could be obligated to pay damages, which could equal the amount of any increase in the value of our common stock in the trading market following this offering.

5.       LEGAL PROCEEDINGS

    On July 21, 1999, Timeline, Inc. filed a complaint against the Company in the United States District Court for the Western Division of Washington, alleging infringement by the Company of U.S. Patent No. 5,802,511 held by Timeline. The complaint alleged that the Company directly and indirectly infringed Timeline's patent claims by making, using, selling and offering to sell software products, both alone and in combination with third party software products, and further alleged that the Company induced infringement of the Timeline patent claims. Timeline requested permanent injunctions prohibiting the Company from directly or indirectly infringing the Timeline patent, and sought damages, exemplary damages, costs and attorneys' fees. Timeline further disclosed to the Company patent claims of a related pending patent application that Timeline expected to be issued and to be added to its claims. Based on the Company's preliminary investigation of this matter, it did not believe its products infringed any valid claims of the Timeline patent or of the pending patent application, and that it had other meritorious defenses to all claims made by Timeline. However, rather than pursue a course of protracted litigation, the Company, on August 30, 1999, settled this matter by paying Timeline $250,000 and agreeing to issue Timeline 40,000 shares of its common stock for a license to all of Timeline's patents and pending patent applications and a release of any claims of past infringement by its products of any of Timeline's patents and pending patent applications. The cost of the license is being amortized by the Company over its estimated useful life of five years. All of Timeline's claims against the Company have been dismissed.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This Report on Form 10-Q contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "will," "may" and other similar expressions. In addition, any statements which refer to expectations, beliefs, hopes, intentions, projections or other characterizations of future events, circumstances or strategies are forward-looking statements, including statements regarding our intention to expand our direct sales force, indirect sales channels, professional services group, sales and marketing organization and research and development organization, to expand our international operations, and to incur substantial operating losses. In addition, the section labeled "Risk Factors That May Affect Future Results" consists primarily of forward-looking statements and associated risks. These forward-looking statements involve risks and uncertainties. Actual results may differ materially form those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results. See "Risk Factors That May Affect Future Results," and the factors and risks discussed in our Registration Statement on Form S-1 (File No. 333-82251) declared effective by the Securities and Exchange Commission on September 21, 1999. These risks and uncertainties include the market acceptance of our Broadbase EPM applications, particularly those products designed for the emerging e-business market; our ability to increase our revenues through increased sales of our products; our ability to attract and retain qualified personnel in a competitive employment market, including sales personnel; and our ability to respond to competitive pressures and to develop and enhance products in order to attract and retain customers in light of competitive alternatives.


OVERVIEW

    We incorporated in November 1995 and from that date through December 1997 were in the development stage, conducting research and developing our initial products. In the fourth quarter of 1997, we introduced EPM/Foundation. This software product was originally designed to enable organizations to build and manage datamarts for their customer information. In the third quarter of 1998, we began offering Broadbase/EPM applications, built on EPM/ Foundation, which provide analysis for customer relationship management. In May 1999 we expanded our Broadbase/EPM suite by introducing new applications designed for Internet sales channels, Internet marketing and other customer-focused e-business applications, as well as new versions of our existing applications. As a result most of our license revenue through the first nine months of 1999 has been derived from licenses of EPM/Foundation. Throughout these periods, we expanded our organization by hiring personnel in key areas, particularly sales, marketing and research and development. We have grown from a total of 41 full-time employees at December 31, 1997 to 75 full-time employees at December 31, 1998 and 120 full-time employees at September 30, 1999, and we intend to continue to increase our number of employees throughout 1999 and 2000.

    Our revenue comes principally from licenses of our software products, with the balance coming from maintenance and professional services. We adopted the provisions of Statement of Position ("SOP") No. 97-2 Software Revenue Recognition, as amended by SOP No. 98-4, Deferral of the Effective Date of Certain Provisions of SOP No. 97-2. Under SOP No. 97-2 we recognize license revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant company obligations with regard to installation or implementation of the software remain, the fee is fixed or determinable and collectibility is probable. In a typical application license transaction, our professional services group connects our product to the customer's systems and data sources. Upon completion of that connection, no significant obligations remain with respect to implementation, and we recognize the revenue related to that license. The actual connection process can often be completed in two to four weeks. However, the timing of the commencement and completion of this process is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel following delivery of the software. As a result, we typically do not recognize the license revenue from an application license until one to three months after our product is shipped to the customer. License revenue generated by distributors and other resellers is recognized upon receipt of a reseller report of sale and our shipment of the licensed software. Maintenance and support revenue associated with new product licenses and maintenance revenue resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period. Professional services revenue is recognized when services are performed.

    Currently, businesses that license our products generally license one or more Broadbase EPM applications, together with EPM/Foundation and adapters to interface with the customers' existing data sources. Customers generally receive nonexclusive, perpetual licenses to use our products for a specified number of servers and named concurrent users. After the initial license, they may purchase licenses for additional servers and users as needed. In addition, customers often purchase professional services from us, including training services, although they may use other consulting organizations. Customers that license our products also usually purchase maintenance contracts, which provide software upgrades and technical support over a stated term, typically 12 months.

    We sell our products through our direct sales force and through indirect sales channels. Direct sales are made by our direct sales force in North America, Germany, the United Kingdom and the Netherlands. Our indirect sales channels include software application vendors, resellers and distributors located in the United States, Japan and the Netherlands. Sales through indirect sales channels accounted for approximately 20.5% of our total net revenue for the nine months ended September 30, 1998 and 36.4% for the nine months ended September 30, 1999. Although a significant portion of our revenue to date has been generated by our indirect sales channels, we intend to continue increasing the size of our direct sales force, both in the United States and internationally.

    Revenue from customers outside North America represented 0% of our total net revenue for the nine months ended September 30, 1998 and 24.1% for the nine months ended September 30, 1999. Substantially all of our international revenue has been derived from sales of EPM/Foundation by our distributors in Japan. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct and indirect international sales channels. International revenue may not, however, increase as a percentage of total net revenue.

    We have experienced substantial net losses since our inception due to the significant costs incurred to develop our technology and products and to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments. As of September 30, 1999, we had an accumulated deficit of $35.6 million. We expect to continue to incur substantial operating losses for the foreseeable future.


RESULTS OF OPERATIONS

NET REVENUE

    License. Net license revenues increased from $888,000 in the third quarter of 1998 to $2.1 million in the third quarter of 1999 and from $2.2 million in the nine months ended September 30, 1998 to $4.8 million in the nine months ended September 30, 1999. The significant growth in net license revenue in the three months and nine months ended September 30, 1999 compared to the same periods of 1998 was due to increases in the number of licenses sold, reflecting the results of the expansion of our direct sales force and our indirect sales channels as well as an increase in the average size of our revenue per license transaction as a result of licensing Broadbase EPM applications as well as EPM/Foundation. We intend to continue to expand both our direct sales force and indirect sales channels.

    Maintenance and professional services. Maintenance revenue is recognized on a straight-line basis over the period support is provided, usually one year. We first began recognizing maintenance revenue in the second quarter of 1998 for maintenance contracts sold at the end of the first quarter of 1998. Professional services revenue is recognized as the services are performed. Professional services revenue was first recognized in the second quarter of 1998. Maintenance and professional services revenue increased from $104,000 in the third quarter of 1998 to $650,000 in the third quarter of 1999 and from $202,000 in the first nine months of 1998 to $1.5 million in the first nine months of 1999. The growth in maintenance and professional services revenue in the three months and nine months ended September 30, 1999 compared to the same periods of 1998 reflects the expansion of our installed base of customers and the Company's increasing emphasis on providing its customers with post-implementation consulting and support.

COST OF REVENUE

    Cost of licenses. The cost of licenses consists primarily of royalties paid to third parties and the cost of product manuals, media, packaging and shipping. The cost of licenses increased from $180,000 in the third quarter of 1998 to $482,000 in the third quarter of 1999 and from $546,000 in the first nine months of 1998 to $910,000 in the first nine months of 1999, primarily as a result of increased license revenue. Our cost of licenses has varied significantly from quarter to quarter. These variations are due primarily to changes in the mix of products sold, since our products require payment of royalties to third parties at differing rates.

    Cost of maintenance and professional services. The cost of maintenance and professional services consists primarily of personnel costs associated with providing maintenance and support services, consulting services and training services. We began incurring costs associated with maintenance and support in the second quarter of 1998 when support periods for our customers began. The cost of maintenance and professional services increased from $84,000 in the third quarter of 1998 to $750,000 in the third quarter of 1999 and from $167,000 in the first nine months of 1998 to $1.7 million in the first nine months of 1999, primarily as a result of the hiring of a vice president of professional services and twelve additional professional services and support personnel. We plan to continue expanding our professional services group and, accordingly, expect the dollar amount of our cost of maintenance and professional services to increase.

OPERATING EXPENSES AND OTHER ITEMS

    Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, bonuses, commissions, travel and promotional expenses and the facilities cost for the various domestic and international field sales offices. Sales and marketing expenses increased from $2.0 million in the third quarter of 1998 to $4.1 million in the third quarter of 1999 and from $5.6 million in the first nine months of 1998 to $10.6 million in the first nine months of 1999. These increases in sales and marketing expenses resulted primarily from higher salary, recruiting, benefits, travel and facilities costs associated with the hiring of additional sales and marketing personnel and the expansion of our international sales organization. Full time sales and marketing personnel grew from 24 at September 30, 1998 to 47 at September 30, 1999. We plan to continue expanding our sales and marketing organization, and expect our sales and marketing expense to increase.

    Research and development. Research and development expenses consist primarily of salaries for development personnel and related costs associated with the development of new products, the enhancement of existing products, localization, quality assurance and testing. Research and development expenses increased from $1.0 million in the third quarter of 1998 to $1.6 million in the third quarter of 1999 and from $2.7 million in the first nine months of 1998 to $4.4 million in the first nine months of 1999. These increases in research and development expenses were due to the hiring of additional personnel and to other expenses associated with the development and localization of new products. Full time research and development personnel grew from 27 at September 30, 1998 to 42 at September 30, 1999. We plan to continue expanding our research and development organization, and expect our research and development expenses to increase.

    General and administrative. General and administrative expenses consist primarily of salaries of executive, financial, human resource and information services personnel as well as outside professional fees. General and administrative expenses increased from $315,000 in the third quarter of 1998 to $498,000 in the third quarter of 1999 and from $837,000 in the first nine months of 1998 to $1.4 million in the first nine months of 1999. These increases in general and administrative expenses were primarily due to increased staffing required to support our expanded operations in the United States and abroad and, to a lesser extent, increased costs of outside professional services and costs to implement additional management information systems. Our full time general and administrative personnel grew from 9 at September 30, 1998 to 14 at September 30, 1999.

    Amortization of deferred compensation. We recorded deferred compensation of approximately $3.5 million in 1998, representing the difference between the exercise prices of options granted to acquire approximately 632,000 shares of common stock during 1998 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We amortized deferred compensation expense of approximately $702,000 for the nine months ended September 30,1998. This compensation expense relates to options awarded to individuals in all operating expense categories. In addition, we granted options to purchase common stock in the first nine months of 1999 for which we recorded additional deferred compensation of approximately $13.1 million which will be amortized using a graded vesting method over the vesting periods of the options.

    Interest income. Interest income consists of interest earned on our cash and cash equivalents. Interest income increased from $94,000 in the third quarter of 1998 to $237,000 in the third quarter of 1999 and from $252,000 in the first nine months of 1998 to $431,000 in the first nine months of 1999 due to higher invested cash balances in 1999 as a result of the investment of proceeds received from the sale of $8.3 million and $1.2 million of Series D convertible debentures in December 1998 and April 1999, respectively, and the sale of $20.0 million of Series E preferred stock in June 1999.

    Interest expense. Interest expense consists primarily of interest on our notes payable, bank line of credit and convertible debentures. Interest expense increased from $47,000 in the third quarter of 1998 to $275,000 in the third quarter of 1999 and from $147,000 in the first nine months of 1998 to $837,000 in the first nine months of 1999 due primarily to interest payments on $8.3 million of convertible debentures issued in December 1998 and $1.2 million of convertible debentures issued in April 1999.

    Income taxes. There was no federal income tax provision in any period presented due to our net operating losses. We had deferred tax assets of approximately $6.5 million as of December 31, 1998. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 1998, has been established to reflect these uncertainties. Our deferred tax assets primarily relate to net operating loss and tax credit carryforwards. As of December 31, 1998, we had federal net operating loss carryforwards of approximately $15.4 million and state net operating loss carryforwards of approximately $10.7 million. We also had federal and state research and development tax credit carryforwards of approximately $300,000 and $200,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2004, if not utilized. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities totaled $8.4 million and $4.7 million in the first nine months of 1999 and 1998, respectively. In each period, net cash used in operating activities resulted primarily from our net loss offset in part by the amortization of deferred stock compensation as well as increases in current liabilities, including deferred revenue and accrued expenses. The increase in deferred revenue consisted primarily of prepayments of licenses from Japanese distributors and prepayment of maintenance fees.

    Our investing activities used cash of $1.1 million and $765,000 in the first nine months of 1999 and 1998, respectively. Net cash used in investing activities in these periods was the result of capital expenditures for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements.

    Our financing activities provided net cash of $72.3 million and $11.7 million in the first nine months of 1999 and 1998, respectively. Net cash from financing activities in the first nine months of 1999 resulted primarily from the sale of preferred stock of $20.0 million and the net proceeds of $50.6 million from the Company's initial public offering completed in September 1999. Net cash from financing activities in the first nine months of 1998 resulted primarily form the sale of preferred stock of $12.0 million.

    As of September 30, 1999, we had $76.8 million of cash and cash equivalents, together with the $2.0 million available for borrowing under our bank line of credit, which expires December 31, 1999. We believe that cash and cash equivalents on hand together with available borrowings under our bank line of credit will be sufficient to fund our operations, including working capital and capital equipment purchase requirements for the next 12 months. However, we may need to raise additional funds in future periods through public or private financing, or other arrangements to fund our operations and potential acquisitions, if any, over a long-term basis until we achieve profitability, if ever. We cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.


YEAR 2000 READINESS

    Many currently installed computer systems and software products electronically store dates using only the last two digits of the calendar year. As a result, these systems may not be able to distinguish whether "00" means 1900 or 2000, which may cause system failures or erroneous results. This problem is generally referred to as the "year 2000 issue."

    State of readiness. We have completed our assessment of the potential overall impact of the impending century change on our business. Based on our current assessment, we believe current and prior versions of our software products are year 2000 compliant. By year 2000 compliant, we mean that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of our software products or the ability of our products to correctly create, store, process and output data involving dates, provided that all other products, such as hardware and software used with our products, are also year 2000 compliant. However, our products are generally integrated into, and process data extracted from, other enterprise systems involving sophisticated hardware and complex software products that we cannot adequately evaluate for year 2000 compliance. We may face claims based on year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system even if our products are otherwise year 2000 compliant.

    Utilizing a combination of an external consulting firm and our information systems department personnel, we have completed an assessment of our internal management information systems and other computer systems' readiness for year 2000 issues. As part of this effort, we have communicated with the external vendors that supply us with our software and information systems and with our significant suppliers to determine their products' and organization's year 2000 compliance. We received a written response from a small percentage of the external vendors and significant suppliers that were contacted indicating that their systems are year 2000 compliant. Those who have not responded have statements on their web sites indicating that their systems are year 2000 compliant.

    The results of these readiness assessment initiatives indicated that, with the exception of our accounting system and software on a few of the computers used by our sales representatives to demonstrate our products, virtually all of our internal information technology systems and other internal operating systems were currently year 2000 compliant. For those non-compliant internal information systems, we have implemented the necessary upgrades to these systems as of September 30, 1999.

    Costs. To date, costs directly associated with our year 2000 compliance efforts have not been material, amounting to less than $20,000. These costs consist of fees paid to an external consulting firm assisting us with our year 2000 readiness assessment initiatives as well as costs incurred for consultants to assist in our remediation efforts. In addition, we have incurred expenses in amounts that are not material associated with our salaried employees who have devoted some of their time to our year 2000 assessment and remediation efforts. We do not expect the total cost of year 2000 problems to be material to our business. However, during the months prior to the century change, we will continue to evaluate new versions of our software products, new software and information systems provided to us by third parties and any new infrastructure systems that we acquire, to determine whether they are year 2000 compliant. Despite our current assessment, we may not identify and correct all significant year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could seriously harm our business. We currently have developed contingency plans to address the risks associated with unremediated year 2000 problems.

    Risks. We are not currently aware of any year 2000 compliance problems relating to our products that would seriously harm our business. We may discover year 2000 compliance problems in our products that will require substantial revision and could subject us to liability claims. Our products operate in complex network environments and directly or indirectly interact with a number of other hardware and software systems that we cannot adequately evaluate for year 2000 compliance. In addition, technology developed by others and incorporated in our products could have year 2000 problems. We may face claims based on year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system even if our products are otherwise year 2000 compliant. Our failure to fix or replace our internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenue, increased operating costs, the loss of customers and other business interruptions, any of which could seriously harm our business. Moreover, our failure to adequately address year 2000 compliance issues in our internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

    In addition, governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control may not be year 2000 compliant. The failure of these entities to be year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our customers, decrease the use of the Internet or prevent users from accessing websites.

    Although we have not been a party to any litigation or arbitration proceeding involving our products related to year 2000 compliance issues, we may in the future be required to defend our products or services in these proceedings, or to negotiate resolutions of claims based on year 2000 issues. Defending and resolving year 2000-related disputes, regardless of the merits of these disputes, and any liability we have for year 2000-related damages, including consequential damages, could be expensive and could seriously harm our business.

    We may experience reduced sales of products as customers and potential customers put a priority on correcting year 2000 problems and therefore defer purchases of our products. Accordingly, demand for our products may be particularly volatile and unpredictable for the remainder of 1999 and early 2000. To the extent year 2000 issues cause a significant delay in, or cancellation of, decisions to purchase our products or services, our business would be seriously harmed.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the risks discussed above, our business, operating results and financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment in the Company. You should also refer to the other information set forth in this report, including our financial statements and the related notes. The following discussion consists primarily of forward-looking statements and associated risks.

Risks Related to Our Business

Our business is difficult to evaluate because our operating history is limited

    We are still in the early stages of our development. Our revenue and income potential is unproven and depends on emerging, rapidly changing markets and on acceptance of products that we have only recently introduced. Because our operating history is limited and our product offerings are evolving, it is difficult to evaluate our business and our future prospects. We have only recently begun licensing our products and deriving revenue. Because we have only recently introduced our products, it is difficult to predict whether our products will be accepted by the market and the level of revenues we can expect to derive from sales of our products.

Our growth depends on market acceptance of our recently introduced Broadbase EPM applications designed for Internet-based systems

    We first introduced Broadbase EPM applications designed for Internet-based systems in May 1999. We expect that our future growth will depend significantly on revenue from licenses of these Broadbase EPM applications and related services, which is subject to significant risks. These new applications are our first products specifically designed for the emerging e-business market. To date, only 7 customers have licensed these e-business applications. To date, revenue from licenses of our Broadbase EPM applications have constituted only a minority of our revenues, and most of our license revenue has been derived from licenses of EPM/Foundation. There are significant risks inherent in the introduction of new products like our new e-business applications. Market acceptance of these new applications will depend on the growth of the market for e-business solutions. This growth may not occur. We also cannot be certain that our new e-business applications will meet customer performance expectations. If they do not meet customer expectations or the market for these products fails to develop or develops more slowly than we expect, our business would be harmed.

We have incurred losses since inception and we expect to incur losses for the foreseeable future

    We incurred net losses and losses from operations for each period from our inception through the third quarter of 1999. As of September 30, 1999, we had accumulated net losses of approximately $35.6 million. We have not achieved profitability and we expect to continue to incur substantial operating losses for the foreseeable future. We expect to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, we will need to significantly increase our revenue to achieve profitability. While our revenue has grown significantly in 1999, our growth may not continue at the current rate or at all.

We expect our quarterly revenue and operating results to fluctuate

    Our revenue and operating results are likely to vary significantly from quarter to quarter. The factors that affect our quarterly operating results include:

    o the demand for our products, particularly our recently-introduced Broadbase EPM applications;

    o the size and timing of customer orders for our EPM/Foundation product, our Broadbase EPM applications and our professional services;

    o increased expenses for sales and marketing, product development and administration;

    o changes in the mix of sales between EPM/Foundation and the various Broadbase EPM applications we provide as well as the level of sales of professional services as compared to product licenses;

    o   changes in the mix of our domestic and international sales; and

    o   changes in general economic and market conditions.

Our quarterly revenue increased 208% from the first quarter of 1998 to the first quarter of 1999, increased 113% from the second quarter of 1998 to the second quarter of 1999 and increased 179% from the third quarter of 1998 to the third quarter of 1999. We do not believe that these rates of growth are indicative of the growth in revenues, if any, that we can expect in the future. Accordingly, we believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. Our operating results may fall below the expectations of investors. In this event, the market price of our common stock would likely fall.

Our operating expenses are increasing and we would not be able to reduce them quickly, which could result in lower than expected operating results if we do not achieve expected revenue levels

    We plan to significantly increase our operating expenses as we expand our sales, marketing, research and development, professional services, customer support and administrative groups. These expenses will be incurred before we generate any revenues from this increased spending. If we do not significantly increase revenues as a result of these efforts, we will not achieve profitability. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. As a result, we would not be able to reduce spending quickly if our revenue were lower than we had projected. Our ability to accurately forecast our quarterly revenue is limited because of our limited operating history, the rapidly evolving nature of our market and the sales cycle for our products, which can be long and unpredictable. If our revenue falls below our expectations in any quarter, or if we increase our spending ahead of our revenue growth, our operating results would be lower than expected.

The unpredictable timing of our sales and implementation cycle makes it difficult to forecast our operating results

    Our products can have a long and unpredictable sales cycle. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur. This contributes to the uncertainty of our future operating results. Potential customers often require time to weigh the costs and benefits of our products compared to those of in-house development and integration efforts. As a result, our sales cycle has typically ranged from approximately two to four months, although it can take longer.

    In a typical application license transaction, a portion of the implementation of our products is performed by our professional services group, which connects our products to the customer's systems and data sources. Upon completion of that connection, no significant obligations remain with respect to implementation, and we recognize the revenue related to that license. The actual connection process can often be completed in approximately two to four weeks. However, the timing of the commencement and completion of this connection process is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel after delivery of the software. As a result, we typically do not recognize the license revenue from an application license until one to three months after our product is shipped to the customer. Uncertainty as to when our product can be connected at the customer's facilities makes it more difficult to forecast our operating results and can result in significant variability in our period to period results.

We need to attract, train and retain additional qualified personnel in a competitive employment market

    Our success depends on our ability to attract, train and retain qualified, experienced employees. There is substantial competition for experienced management, engineering, sales and marketing personnel, particularly in the market segment in which we compete. If we are unable to retain our existing key personnel, or to attract, train and retain additional qualified personnel, we may experience inadequate levels of staffing to develop and sell our products and perform services for our customers.

    We believe that our success will depend on the continued services of our executive officers. The loss of any of our executive officers could harm our business. Certain of our executive officers joined us only recently and have had a limited time to work together. We cannot assure you that they will be able to work effectively together to manage our growth and continuing operations. If we are unable to expand our sales and marketing organizations in a timely manner, our growth could be limited.

Our business will suffer if we do not increase market awareness of our products by significantly expanding our sales capabilities

    We sell our products primarily through our direct sales force. We must significantly expand our direct sales operations to increase market awareness of our products and increase revenue. We cannot be certain that we will be successful in these efforts. Our products and services require sophisticated sales efforts. As a result, our ability to increase our direct sales operation will depend on our ability to recruit, train and retain top sales people with advanced sales skills and technical knowledge. There is a shortage of sales personnel with these qualifications, and competition for qualified personnel is intense in our industry.

    Prior to 1999, our sales force sold our EPM/Foundation product and applications designed to provide analysis for customer relationship management. The skills required to sell these products differ in many respects from the skills required to sell applications designed for Internet-based systems. Accordingly, the introduction of our new e-business applications has required us to hire new sales personnel with these skills and train existing personnel to sell these new applications. As a result, most of our current direct sales force has been with us for a relatively short period. New sales personnel require training and take time to achieve full productivity. If we are unable to hire or retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity more slowly than anticipated, our business could be harmed.

We are dependent on marketing, technology and distribution relationships that may generally be terminated at any time, and if our current and future relationships are not successful, our growth may be limited

    We rely on marketing and technology relationships with a variety of companies which, in part, generate leads for the sale of our products. If we cannot maintain successful marketing and technology relationships or cannot enter into additional marketing and technology relationships, we may have difficulty expanding the sales of our products and our growth may be limited. While these companies do not sell or distribute our products, we believe that many of our direct sales are the result of leads generated by vendors of e-business and enterprise applications that work with our products. Our marketing and technology relationships are generally not documented in writing, or are governed by agreements that can be terminated by either party with little or no prior notice. Some of these agreements specify that payments are to be made by us to these companies for providing us with qualifying customer leads. The generation of leads to date by these companies has not generally satisfied the specified criteria and therefore payments for leads have been immaterial in amount.

    In addition, we have distribution relationships with companies located in the United States, Japan and the Netherlands that distribute or resell our products -- our indirect sales channel. Sales through our indirect sales channel accounted for approximately 20.5% of our total revenue for the nine months ended September 30, 1998 and 36.4% for the nine months ended September 30, 1999. Sales of our products to Indus, which integrates EPM/Foundation into certain of its enterprise solutions for the energy and utility industries, represented 14.2% of our total revenue for the nine months ended September 30, 1998 and 8.7% of our total revenue for the nine months ended September 30,

1999. Substantially all of our sales in Japan have been made through distributors. If we cannot maintain successful relationships with our indirect sales channel, we may have difficulty expanding the sales of our products and our growth may be limited.

    Companies with which we have a marketing, technology or distribution relationship may promote products of several different companies, including, in some cases, products that compete with our products. These companies may not devote adequate resources to selling our products. We may not be able to maintain these relationships and enter into additional relationships that will provide timely and cost-effective customer support and service.

Customer satisfaction and demand for our products will depend on our ability to expand our professional services group, which assists our customers with the implementation of our products

    We believe that growth in our product sales depends on our ability to provide our customers with professional services to assist with support, training, consulting and initial implementation of our products and to educate third-party systems integrators in the use of our products. As a result, we plan to increase the number of professional services personnel to meet these needs. New professional services personnel will require training and take time to reach full productivity. We may not be able to attract or retain a sufficient number of highly qualified professional services personnel. Competition for qualified professional services personnel with the appropriate knowledge is intense. We are in a new market and there is a limited number of people who have the necessary skills. To meet our customers' needs for professional services, we may also need to use more costly third-party consultants to supplement our own professional services group. In addition, we could experience delays in recognizing revenue if our professional services group falls behind schedule in connecting our products to customers' systems and data sources.

We may be unable to attract new customers if we do not develop new products and enhancements

    If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we may be unable to attract new customers. For example, we are developing new applications as well as new versions of a number of our existing applications, which are scheduled for release in the second half of 1999. We may not be successful in developing and marketing these applications and new versions, or other product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they may not achieve market acceptance. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. These delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products.

Market acceptance of our products may suffer if we are unable to keep pace with rapid technological changes in our industry

    Rapidly changing technology and operating system standards may impede market acceptance of our products. Our new Broadbase EPM applications have been designed based upon currently prevailing Internet technology. If new Internet technologies emerge that are incompatible with Broadbase EPM applications, our key products may become obsolete and our existing and potential customers may seek alternatives to our products. We may not be able to quickly adapt our products to any new Internet technology.

    Additionally, we have designed our products to work with databases such as Oracle and Microsoft SQL Server. Any changes to those databases, or increasing popularity of other databases, could require us to modify our products, and could cause us to delay releasing future products and enhancements. Furthermore, software adapters are necessary to integrate our products with other systems and data sources used by our customers. We must develop and update these adapters to reflect changes to these systems and data sources in order to maintain the functionality provided by our products. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, databases, customer relationship management software, web servers and other enterprise and Internet-based applications could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase and deployment of our products.

We are dependent on the acceptance and use of the Windows NT operating system

    Our products currently run only on the Windows NT operating system. Any change to this operating system could require us to modify our products and could cause us to delay product releases. Any decline in the market acceptance of the Windows NT operating system for any reason, including as a result of errors or delayed introduction of enhancement or upgrades, could seriously harm us. If potential customers do not want to use the Windows NT operating system, we will need to develop products that run on other operating systems such as UNIX. The development of new products in response to these risks would require us to commit a substantial investment of resources, and we may not be able to successfully develop or introduce such products on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternatives to our products.

We face intense competition which could make it difficult to acquire and retain customers

    Our market is intensely competitive, and we expect competition to intensify in the future. Our failure to maintain and enhance our competitive position could seriously harm our business. Our customers' requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. Our competitors vary in size and in the scope and breadth of products and services offered.

    We have three primary sources of competition:

    o providers of consulting services-based analysis solutions, such as E.PIPHANY;

    o vendors of Point Solutions that provide website analysis, such as Accrue, Andromedia and Net Perceptions; and

    o in-house development efforts by potential customers using traditional or generic decision support tools.

    In addition, we face potential competition from vendors of other enterprise applications as they expand the functionality of their product offerings, including companies that design software for decision support, management of customer relationships or of organizations' operational information, as well as vendors of database applications. Accordingly, it is possible that new competitors may emerge and acquire our market share.

    Some of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have wider name recognition and more extensive customer bases that they could leverage, thereby gaining market share to our detriment. They may be able to undertake more extensive promotional activities, adopt more aggressive pricing strategies, and offer purchasers more attractive terms than we can. Our competitors may develop products that are superior to ours or that achieve greater market acceptance. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products to address customer needs.

    Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our products. We cannot be certain that we will be able to compete successfully with existing or new competitors. If we fail to compete successfully against current or future competitors, our business would be seriously harmed.

We depend on our intellectual property, and litigation regarding our intellectual property could harm our business

    Our intellectual property is important to our business. We have no patents, although patents may become increasingly important in software and e-business applications. Unauthorized use or misappropriation of our intellectual property could seriously harm our business. Third parties may infringe upon our intellectual property rights, and we may be unable to detect this unauthorized use or effectively enforce our rights. In addition, any legal action that we may bring to protect our intellectual property rights could be expensive and distract management from day-to-day operations.

    Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. If we become liable to any third party for infringing its intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain licenses or cease selling the applications that contain the infringing intellectual property. Litigation is subject to inherent uncertainties and any of these results in connection with a lawsuit could seriously harm our business. Furthermore, we could incur substantial costs in defending against any intellectual property litigation, and these costs could increase significantly if any dispute were to go to trial. Our defense of any litigation, regardless of the merits of the complaint, will likely be time-consuming, costly and a distraction for our management personnel. Publicity related to any intellectual property litigation could also harm the sale of our products.

Software defects could lead to loss of revenue or delay in market acceptance for our products

    Our software products are internally complex and may contain defects, especially when they are first introduced or when new versions are released. In the past we have discovered software errors in some of our products after their introduction. If we are not able to detect and correct errors in products or releases before commencing commercial shipments, we may experience loss of revenue or delays in market acceptance for our products. We continue to evaluate our products for errors following the commencement of commercial shipments and receive information from customers regarding errors they detect, as well as requests for future enhancements to our products. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, all domestic and international jurisdictions may not enforce these limitations. We may encounter product liability claims in the future. Product liability claims brought against us could divert the attention of management and key personnel, could be expensive to defend and may result in adverse settlements and judgments.

Barriers to international expansion could limit our future growth

    We intend to expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 0% of our total revenue for the first nine months of 1998 and 24.1% of our total revenue in the first nine months of 1999, substantially all of which consisted of sales of EPM/Foundation to customers in Japan. We conduct our international sales primarily through direct sales offices in Germany, the Netherlands and the United Kingdom, and through distributors in Japan. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources.

    Our international operations face numerous risks. Our products must be localized -- customized to meet local user needs -- in order to be sold in particular foreign countries. Developing local versions of our products for foreign markets is difficult and can take longer than we anticipate. We cannot assure you that our localization efforts will be successful. In addition, we have only a limited history of marketing, selling and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. However, we may experience difficulties in recruiting and training an international staff. We must also be able to enter into strategic relationships with companies in international markets, particularly in Japan where all of our sales have been made through distributors. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited.

    We also face certain other risks inherent in conducting business internationally, such as:

    o difficulties and costs of staffing and managing international operations;

    o  language and cultural differences;

    o difficulties in collecting accounts receivable and longer collection periods;

    o  seasonal business activity in certain parts of the world;

    o  fluctuations in currency exchange rates;

    o  legal and governmental regulatory requirements;

    o  trade barriers; and

    o  potentially adverse tax consequences.

Any of these factors could seriously harm our international operations and, consequently, our business.

    To date, a majority of our international revenue and costs have been denominated in foreign currencies. We have not engaged in any foreign exchange hedging transactions, and we are therefore subject to foreign currency risk.

We are growing rapidly, and the failure to manage our growth, including expansion of our management systems, could adversely affect our business

    We have grown rapidly and will need to continue to grow in all areas of operation in order to execute our business strategy. Our total number of full-time employees grew from 41 at December 31, 1997 to 120 at September 30, 1999, and we anticipate further significant increases in the number of our employees. Our growth has placed significant demands on management as well as on our administrative, operational and financial resources and controls. We expect our future growth to cause similar, and perhaps increased, strain on our systems and controls. In particular, we need to substantially upgrade our information systems including accounting and order entry. We also will need to institute new systems such as human resource management and time and billing systems. If we cannot effectively establish and improve our processes, we may not be able to manage our growth successfully or sustain and manage the growth rates we have experienced in the past.

Risks Related to Our Industry

We depend on the growth in the use of the Internet for our business

    Our future success depends heavily on the increased acceptance and use of the Internet for business. Although the Internet is experiencing rapid growth in the number of users and traffic, this growth is a recent phenomenon and may not continue. If use of the Internet for business does not continue to increase or increases more slowly than expected, our business would be seriously harmed. Consumers and businesses may reject the Internet as a viable commercial medium, or be slow to adopt it, for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, concerns about the security of transactions and confidential information and insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased governmental regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our products to changing or emerging technologies.

Increasing governmental regulation of the Internet could limit the market for our products

    A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. Legislation could dampen the growth in Internet usage and decrease or limit its acceptance as a communications and commercial medium. If enacted, these laws and regulations could limit the market for our products. In addition, existing laws could be applied to the Internet, including consumer privacy laws. Legislation or application of existing laws could expose companies involved in electronic commerce, or e-commerce, to increased liability, which could limit the growth of e-commerce generally.

Government regulation of the collection and use of personal data could reduce demand for our products

    Our products connect to and analyze data from various applications, including Internet applications, that enable businesses to capture and use information about their customers. Government regulation which limits our customers' use of this information could reduce the demand for our products. A number of jurisdictions have adopted, or are considering adopting, laws that restrict the use of customer information from Internet applications. The European Union has required that its member states adopt legislation that imposes restrictions on the collection and use of personal data on the Internet, and that limits the transfer of personally-identifiable data to countries that do not impose equivalent restrictions. In the United States, the Children's Online Privacy Protection Act was enacted in October 1998. This legislation directs the Federal Trade Commission to regulate the collection of data from children on commercial websites. In addition, the Federal Trade Commission has begun investigations into the privacy practices of businesses that collect information on the Internet. These and other privacy-related initiatives could reduce demand for some of the Internet applications with which our products operate, and could restrict the use of our products in some e-commerce applications. This could reduce demand for our products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    During the first nine months of 1999, our exposure to market risk for changes in interest rates related primarily to our long-term debt obligations. We primarily used proceeds from these debt obligations to support general corporate requirements including capital expenditures and working capital needs. On September 27, 1999, all of the outstanding Series D convertible debentures representing $9.5 million in aggregate principal, were converted into shares of the Company's common stock. We continue to have interest rate exposure on borrowings under our revolving line of credit and equipment line of credit which bear interest at variable rates based on the prime interest rate. We have no interest rate exposure on our notes payable to a financial institution, as the interest rates on this obligations are fixed.

    We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments and bank certificates of deposit. We have invested our net proceeds from our initial public offering in similar investment grade and highly liquid investments.

    We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 1999, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.


PART II  OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 5 of Notes to Condensed Consolidated Financial Statements in
Item 1 of this Form 10-Q for information regarding the Company's settlement of litigation with Timeline, Inc.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 1999, the Company or its predecessor, Broadbase Information Systems, Inc., a California corporation ("Broadbase California"), made the following offers and sales of its securities, all in reliance on the exemptions from registration pursuant to the exemption indicated (all information reflects the merger of Broadbase California into the Company).

PURCHASER         SECURITY                        DATE OF SALE     CONSIDERATION              EXEMPTION
---------         --------                        ------------     -------------              ---------
13 employees      69,663 shares of Common Stock   7/05/99-9/17/99  $94,260                    Section 4(2)/Rule 701

17 consultants    48,900 shares of Common Stock   7/15/99-8/26/99  $222,984                   Section 4(2)/ Rule
                                                                                              701

Timeline Inc.     40,000 shares of Common Stock   8/31/99          Execution of a license     Section 4(2)
                                                                   agreement and settlement
                                                                   of pending litigation

6 investors       45,063 shares of Common Stock   9/28/99          $630,882                   Section 4(2)

         The sales of shares of Common Stock to the employees and consultants set forth in the above table were made pursuant to the Company's stock option plans. All of the sales were made without general solicitation or advertising. Unless the Company was relying on Rule 701 each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to the Company that the shares were being acquired for investment.

         The Company's Registration Statement on Form S-1 (File No. 333-82251) was declared effective by the SEC on September 21, 1999. A total of 4,600,000 shares of the Company's Common Stock were registered with the SEC with an aggregate registered offering price of $64,400,000, all of which were registered on behalf of the Company. The offering commenced on September 21, 1999 and all 4,600,000 shares of Common Stock being offered by the Company were sold for the aggregate registered offering price through a syndicate of underwriters managed by Deutsche Banc Alex. Brown, Dain Rauscher Wessels, Thomas Weisel Partners LLC and E*Offering. The sale of 4,000,000 of such shares closed on September 27, 1999 and the sale of the remaining 600,000 of such shares closed on October 18, 1999.

         The Company paid to the underwriters underwriting discounts and commissions totaling $4,508,000 in connection with the offering. In addition, the Company reasonably estimates that it incurred additional expenses of approximately $1.5 million in connection with the offering, which when added to underwriting discounts and commissions paid by the Company amounts to total estimated expenses of $6,008,000. Thus the net offering proceeds to the Company (after deducting underwriting discounts and commissions and estimated offering expenses) were approximately $58,392,000. No offering expenses were made directly or indirectly to any directors or officers of the Company (or their associates), or persons owning ten percent (10%) or more of any class of equity securities of the Company or to any other affiliates of the Company.

         As of September 30, 1999, the Company had used the estimated aggregate net proceeds of $50,580,000 that it had received as of that date from its initial public offering (excluding the net proceeds from the sale of 600,000 shares that it received after that date) as follows:

    Construction of plant, building and facilities:                                     $0

    Purchase and installation of machinery and equipment:                               $0

    Purchases of real estate:                                                           $0

    Acquisition of other businesses:                                                    $0

    Repayment of indebtedness:                                                          $0

    Working capital:                                                                    $0

    Temporary investments (short term, interest bearing securities):               $50,580

    Other purposes:                                                                     $0

    The foregoing amounts represent the Company's best estimate of its use of proceeds for the period indicated. No such payments were made to directors or officers of the Company or their associates, holders of 10% or more of any class of equity securities of the Company or to affiliates of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On August 9, 1999, Broadbase California solicited the written consents of its shareholders to approve the following matters: (i) changing the state of incorporation of Broadbase California from California to Delaware by means of a merger of Broadbase California into the Company, the Agreement and Plan of Merger, the Certificate of Incorporation, Certificate of Designation and Bylaws of the Company; (ii) amending the Certificate of Incorporation and Certificate of Designation of the Company following the reincorporation and conversion of all outstanding Preferred Stock into Common Stock in connection with the Company's initial public offering by filing a Certificate of

Retirement; (iii) the form of Indemnity Agreement for use between the Company and each of its officers and directors; (iv) the adoption of the Company's 1999 Employee Stock Purchase Plan and the reservation of Common Stock for issuance thereunder; and (v) the adoption of the Company's 1999 Equity Incentive Plan and the reservation of 3,500,000 shares of Common Stock for issuance thereunder.

         Broadbase California received the following written consents for the above-referenced actions:

                                 For*           Against           Abstain
                                 ----           -------           -------
         Item (i)          10,501,736(88%)         --             3,118(1%)

         Item (ii)         10,501,736(88%)         --             3,118(1%)

         Item (iii)        10,236,085(86%)         --           268,769(2%)

         Item (iv)         10,245,591(86%)      4,333(1%)       254,930(2%)

         Item (v)          10,227,883(86%)      4,333(1%)       272,638(2%)

         On August 10, 1999, Broadbase California solicited the written consents of its shareholders to approve the amendment of its Articles of Incorporation to decrease from $11.08 to $10.00 the price per share threshold above which an initial public offering would cause all of the Company's Preferred Stock to convert automatically into Common Stock. Broadbase California received the following written consent for the above-referenced action:

                      For*              Against*         Abstain*
                      ----              --------         --------
                  9,925,913(83%)            --               --

         On August 19, 1999, Broadbase California solicited the written consents of its shareholders to approve the following matters: (i) amendment of the Certificate of Designation of the Company to reflect the change in the automatic conversion price included in the Articles of Incorporation of Broadbase California from $11.08 to $10.00 per share; (ii) confirmation of the reservation of 500,000 shares of the Company's Common Stock for issuance under the Company's 1999 Employee Stock Purchase Plan; and (iii) amendment of the Company's 1999 Equity Incentive Plan to amend the formula under which increases are automatically made each year in the number of shares reserved for issuance under that Plan.

         Broadbase California received the following written consents for the above-referenced actions:

                                   For*             Against*          Abstain*
                                   ----             --------          ---------
         Item (i)             9,633,772(80%)               --        254,930(2%)

         Item (ii)            9,191,442(77%)       442,330(4%)       254,980(2%)

         Item (iii)           9,553,253(80%)        22,041(1%)       313,408(3%)

         On August 26, 1999, Broadbase California solicited the written consents of its shareholders to approve an amendment of the Articles of Incorporation of Broadbase California and the Certificate of Designation of the Company to exclude from the definition of Additional Shares of Common Stock under the antidilution provisions included in those documents for the issuance of up to 40,000 shares of Common Stock to Timeline Inc. Broadbase California received the following written consents for the above-referenced action:

                       For*              Against*           Abstain*
                       ----              --------           --------
                  10,009,673(84%)        2,094(1%)         5,325(1%)



----------
* Common and Preferred Stock (on an as-if-converted basis). There were no broker non-votes.

         In August 1999, the Company solicited the written consent of its then sole stockholder, Broadbase California, to approve the matters that had been approved on August 9, 1999 by the shareholders of Broadbase California with such changes as were reflected in the consent approved by the shareholders of Broadbase California on August 19, 1999. The Company received Broadbase California's written consents approving each of such matters as to all of the [1,000] shares of the Company's then outstanding stock.

ITEM 5.  OTHER INFORMATION

         Effective October 15, 1999, Chuck Bay was named the Company's President, in addition to continuing as the Company's Chief Operating Officer and Chief Financial Officer. Mark Kremer remains as the Company's Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.    Exhibits

               The following exhibits have been filed with this report:

                    27.1 Financial Data Schedule

         b.    Reports on Form 8-K.

                    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BROADBASE SOFTWARE, INC.


Dated:  November 12, 1999           By: /s/ Chuck Bay
                                       --------------------------------------
                                       Chuck Bay
                                       President, Chief Operating Officer and
                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.               Description
-------             -----------
27.1                Financial Data Schedule