Form 10-K
period 1999-12-31
BROADBASE SOFTWARE INC
filed 2000-03-13
CIK 1076016

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 000-26789

                            BROADBASE SOFTWARE, INC.
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0417081
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
                INCORPORATION)

           172 CONSTITUTION DRIVE                             (650) 614-8300
            MENLO PARK, CA 94025                    (THE REGISTRANT'S TELEPHONE NUMBER)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                                                 AS OF
                                                           FEBRUARY 29, 2000
                                                           -----------------
Aggregate market value of the voting and nonvoting common
  equity held by non-affiliates of the Registrant, based
  on the closing sale price of such stock*...............   $2,439,591,493
                                                            --------------
Number of shares of common stock outstanding.............       23,055,469
                                                            --------------

---------------
* Shares of Common Stock held by each executive, director and 5% or greater shareholder have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            BROADBASE SOFTWARE, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I

Item 1.    Business....................................................     3
Item 2.    Properties..................................................    15
Item 3.    Legal Proceedings...........................................    15
Item 4.    Submission of Matters to a Vote of Security Holders.........    15

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    16
Item 6.    Selected Financial Data.....................................    17
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    18
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    34
Item 8.    Financial Statements and Supplementary Data.................    35
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures...................................    53

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........    54
Item 11.   Executive Compensation......................................    54
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    54
Item 13.   Certain Relationships and Related Transactions..............    54

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form
           8-K.........................................................    55
           Signatures..................................................    58

     We make many statements in this report, such as statements regarding our plans, objectives, expectations and intentions and others, that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe," "expect," "anticipate," "intend," "plan' and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in "Risk Factors" and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

                                     PART 1

ITEM 1. BUSINESS

     We develop and market software that integrates and analyzes customer information from Internet and traditional business channels, enabling businesses to improve their customer acquisition, retention and profitability. Our software integrates information from numerous points of customer interaction, or touch points, by pulling information from multiple data sources and transforming it into a standard format that can be analyzed. Our software then analyzes this reformatted information to provide a comprehensive understanding of the customer lifecycle from initial identification through acquisition and retention. Our products then allow businesses to translate this analysis into specific actions such as targeting profitable customers, personalizing customer interactions and identifying opportunities to sell complementary or higher-end products and services. In addition, with our recent acquisition of Rubric, we offer Rubric's eMA (eMarketing Automation) application, which enables businesses to act on this analysis through automated marketing campaigns over the Internet and traditional channels. By integrating, analyzing and acting on valuable customer information, our products enable businesses to build long-lasting and profitable customer relationships.

     Our software consists of a suite of applications that are built on Foundation, our software platform that provides comprehensive analytic capabilities. Our software integrates information that has traditionally been isolated in separate systems designed to support specific types of customer interactions, such as customer service and Internet-based sales. It provides decision-makers in sales, marketing, customer service and e-commerce business functions with a more comprehensive view of the customer. Each application provides these decision-makers with analysis of customer information that is specifically designed for their particular business function. Our solutions can generally be deployed in less than 30 days, allowing our customers to quickly capture revenue opportunities and achieve rapid return on investment. To date, over 150 end user customers have licensed our products from us and our distributors and resellers. Traditional "bricks and mortar" customers include Aon Service Corporation, Boeing, Canon Computer, Chevron, HealthSystem Minnesota, Hewlett-Packard, Honda, Inprise, Polaris Service, Telia AB and Xerox. Internet-only customers include BizBuyer.com, CMP Media, InsWeb, Onvia.com and Pets.com. Each of the foregoing end user customers has licensed products and purchased services totaling at least $300,000.

RECENT EVENTS

     Secondary Offering. On February 18, 2000, we completed a secondary public offering of 3,450,000 shares of our common stock, of which 1,950,000 shares were sold by us and 1,500,000 were sold by our stockholders. This public offering resulted in net proceeds to us of approximately $175.1 million.

     Acquisition of Rubric, Inc. On February 1, 2000, we acquired privately-held Rubric, a leading provider of e-marketing automation software, for approximately
3.6 million shares of our common stock, which includes approximately $600,000 shares issuable upon the exercise of outstanding Rubric options and warrants. Rubric's product, eMA, automates the planning, execution and measurement of marketing campaigns across the Internet and traditional channels. Rubric had total revenue of approximately $3.4 million in 1999, and at December 31, 1999, Rubric had an accumulated deficit of approximately $29.3 million.

The acquisition will be accounted for as a purchase, and we expect to record approximately $360.9 million of intangible assets and goodwill on our balance sheet, which will result in amortization expense of $72.9 million for 2000, $72.6 million for 2001, $72.6 million for 2002, $71.4 million for 2003, and $71.4 million for 2004. We expect to charge the remainder of the purchase price, approximately $10.1 million, to operations in the first quarter of 2000 as acquired in-process research and development. Also, we expect to incur merger-related costs of approximately $4.0 million, of which $1.0 million were included in our 1999 results of operations.

BROADBASE PRODUCTS AND SERVICES

  Overview

     Our suite of e-business software solutions is designed to provide business decision-makers in sales, marketing, customer service and e-commerce with analysis of customer information that is specifically designed for their business function. This suite is built on Foundation, our software platform that provides comprehensive analytic capabilities. We introduced Foundation in the fourth quarter of 1997, and began offering our analytic applications designed for specific business functions in the third quarter of 1998. In May 1999, we expanded our suite by introducing new applications designed for e-business, as well as new versions of our existing applications. Our applications may be licensed individually or in any combination. Many of our customers license our "e-business suite", which consists of our E-Commerce, E-Marketing and E-Personalize applications. A license for any one or more of our applications also includes a license for Foundation and adapters to interface with the customers' existing data sources.

     Each application incorporates its own data model and business logic. The data models organize the relevant data through Foundation into consistent formats that can support dynamic and interactive analysis. The business logic used in each application then analyzes this data using the rules that typically govern the decision making process within each specific business function. It can identify risks and opportunities and suggest actions for specific processes. For example, our E-Personalize application organizes profiles of website visitors, analyzes the content of the website, links information about visitors and content and suggests types of content or products that should be presented to the customer. Organizations can customize the data models and business logic to support their specific and changing needs.

     Foundation is the software platform upon which each of our analytic applications is built. It enables the applications to extract data from multiple sources, transform this data into a consistent format and store this data in widely used databases such as Microsoft SQL Server and Oracle. This data can include both real time and historic data from sources such as:

     - Internet-based or e-commerce systems, including websites, e-mail and online services;

     - front-office customer relationship management applications including sales, marketing and customer support systems;

     - back-office enterprise resource planning applications including finance, manufacturing and human resources; and

     - sources of demographic data.

     Foundation's analytic engine provides the capabilities that allow our analytic applications to perform complex analysis.

     Our software incorporates a browser-based interface that enables business users to take advantage of all of its capabilities with minimal training. This intuitive interface guides business users through the analysis process, while providing sophisticated users with more extensive functionality.

     With our recent acquisition of Rubric, we now offer Rubric's eMA application. This product automates the planning, execution and measurement of marketing campaigns. It streamlines campaign planning by automating the process of requesting, reviewing, approving and launching campaigns. The software enables the identification of prospect and customer segments that can be targeted with personalized messages and offers. eMA then automates the execution of Internet and traditional marketing campaigns by generating personalized e-mail and web pages, personalized letters and faxes, and lists for direct mail and call center campaigns. It can manage their campaigns concurrently over a number of different channels. In addition, eMA can also automate other areas of customer interaction, such as customer service. The software also provides a communications system that facilitates personalized, targeted and interactive communications across the Internet and traditional channels over an extended period of time. Following execution of the marketing campaign, eMA's measurement capabilities allow users to close the loop by tracking campaign results, costs and revenue. By enabling users to more effectively generate leads and build customer relationships, eMA is designed to generate revenue, reduce marketing costs and improve marketing effectiveness. We believe the combination of eMA and our existing products will allow businesses to both analyze their customer data and then plan, manage and execute marketing campaigns based on this analysis.

     Rubric introduced eMA in the second quarter of 1998. eMA currently interoperates with our current software in two stages. First, data from eMA is loaded into our software for analysis of customer segments. For example, lists of customers developed with analysis by our E-Marketing application can then be extracted by eMA to develop and execute marketing campaigns. Our software can then analyze the results of these campaigns.

     We are currently developing an enhanced version of eMA, which we plan to introduce in the first half of 2000. This new version is expected to provide increased integration with our applications. In addition, we anticipate that it will include a new user interface designed to simplify campaign management. Finally, we expect this new version of eMA to offer several new features, including enhanced personalization functions for improved e-mail content, support for multi-offer campaigns with pre-built processes for automated follow-up, and an automated opt-in/opt-out function that allows recipients of information to choose whether to receive follow-up information. The actual features and introduction date of this new version could differ materially from those anticipated as a result of a number of factors, many of which are beyond our control. See "Additional Factors That Might Affect Future Results -- We may be unable to attract new customers if we do not develop new products and enhancements". Even if development is completed when anticipated, we may decide, in our sole discretion, to postpone introduction of the new version, or not to introduce it at all.

  Applications

     Each application is designed specifically to address critical business functions. These applications analyze, measure and evaluate information from numerous customer touch points by extracting the information, reformatting it, performing various calculations and identifying customer patterns that are useful for each specific business function. For example, the E-Marketing application collects and analyzes customer information extracted from a company's order processing system, its website and external demographic data sources. It then performs calculations on the information to identify patterns and trends, such as historical purchasing patterns of customers, and uses this analysis to provide information, such as identifying customers that are likely to purchase a particular product. The marketing organization can use this information to tailor its marketing campaigns to those customers most likely to purchase the product.

     Our applications consist of the following:

----------------------------------------------------------------------------------------------------
              APPLICATION                                       DESCRIPTION
----------------------------------------------------------------------------------------------------
  Customer Service                       - Analyzes service costs and case queues
                                         - Measures workforce readiness and service level management
                                         - Prioritizes support cases and recommends resource
                                           allocation
                                         - Analyzes online customer service activity as compared to call center workloads (not included in current version;
                                           anticipated in next release)
----------------------------------------------------------------------------------------------------
  Sales                                  - Measures profitability and bookings, billings and backlog
                                         - Analyzes sales leads, pipeline, forecasting accuracy and competitive wins/losses
                                         - Evaluates the productivity of sales representatives and
                                           distribution channels
----------------------------------------------------------------------------------------------------
  E-Marketing                            - Recommends cross-selling and up-selling opportunities
                                         - Analyzes return on investment of campaigns and promotions
                                         - Profiles customers and generates lists for campaign
                                           management
----------------------------------------------------------------------------------------------------
  E-Commerce                             - Analyzes customer purchasing behavior and online shopping processes, profitability of specific distribution
                                           channels and order fulfillment
                                         - Analyzes the performance of website content and
                                         identifies impact of content changes
                                         - Measures commerce website statistics and online user
                                           activity
----------------------------------------------------------------------------------------------------
  E-Personalize                          - Analyzes business rules for personalization of web
                                         content, product and service offerings
                                         - Features personalization engine that creates content
                                           personalization rules based on usage patterns, user
                                           interests and demographics
                                         - Also will provide input of rules into e-commerce systems, such as BroadVision, to "close the loop" by enabling these systems to personalize the customer's experience based on
                                           analysis of prior interactions (not included in current
                                           version; anticipated in next release)
----------------------------------------------------------------------------------------------------
  E-Procurement                          - Analyzes buying behavior throughout the company to help
     (anticipated to be released         it negotiate better volume discounts
     in 2000)
                                         - Quantifies external interactions with existing suppliers including price/performance scoring
                                         - Analyzes supplier performance
----------------------------------------------------------------------------------------------------
  eMA                                    - Streamlines the planning of marketing campaigns
                                         - Automates execution of multi-channel campaigns
                                         - Measures campaign effectiveness
----------------------------------------------------------------------------------------------------

     Our Customer Service, Sales and E-Marketing applications were first released in July 1998, and the most recent versions of each were released in May 1999. Our E-Commerce and our E-Personalize applications were first released in May 1999. We anticipate releasing our E-Procurement application and enhancements to several of our existing applications in 2000. Actual features and release dates for new applications and versions could differ materially from those projected as a result of a variety of factors, many of which are beyond our control. See "Additional Factors That Might Affect Future Results -- We may be unable to attract new customers if we do not develop new products and enhancements". Even if development is completed when anticipated, we may decide to postpone introduction of new applications or versions, or not to introduce them at all.

     Our applications provide analysis of a wide range of customer trends and patterns. The analytic capabilities of each application are based on the business logic that is used by a specific business function, such as e-commerce, customer support, sales and marketing. In developing this logic, we survey the major decision points faced by executives in the functional area and in many cases retain industry consultants in the relevant fields to provide further input on the analysis requirements of the business function. We believe that we have gained significant internal expertise in the critical decision processes of executives in these functional areas, and in the data and analysis needed to support these decisions. The members of our research and development organization who have developed this expertise identify the types of analysis that can be effectively provided using our technology and that are needed by the business function. We then develop and refine the models and calculations necessary to provide this analysis. In addition, each application incorporates a specific data model designed to support this analysis using data from multiple alternative third party information systems. These data models are sets of specifications and functions used by the applications to perform functions such as eliminating the data that is not useful for the specific analysis and transforming the data into uniform tables. We have developed a knowledge base about the typical sources of data that can be used for the desired analysis and draw on this knowledge base to design the data models used by our applications. In addition to the standard analytic and data integration capabilities provided by our applications, organizations can customize the business logic and data models to support their specific and changing needs.

     The following examples illustrate how our applications integrate and analyze data:

     Customer Service. One of the functions provided by the Customer Service application is analysis of service costs. To analyze service costs, this application accesses data from an organization's customer support systems, including such case history data as the customer's name, the support representatives that handled the case, the date and time the case was opened and closed and, if available, entries of time spent on the case. In addition, the application extracts data about the relevant support representatives' compensation history from the organization's human resources system. The Customer Service application then calculates the total time spent on each case for each customer and the hourly cost of each representative involved in the case. The application multiplies this cost by the total number of hours spent supporting each customer case to determine the cost for each case. It then aggregates the total costs for each case and sorts this aggregated data to provide such information as the total cost to support an individual customer or product, high or low support costs, costs by region, costs by support representative, and trends by day, week or month. Our customers can customize the application to provide additional functions or incorporate other data sources. For example, the application can be customized to incorporate into the calculation of the cost of each case information from the customer's financial systems about the indirect and fixed costs of customer support, such as administrative overhead and computer systems.

     Sales. The process for making a sale often starts with the generation of a lead by the marketing department. The sales department may not know the quality of that lead, the cost to generate that lead, how that lead turns into a sale and how many leads are needed in order to attain a given revenue goal. To determine how many leads a company or division needs to meet its sales goals, and how much they need to spend to generate those leads, our Sales application performs lead analysis. Our Sales application extracts lead source and company profile information from the organization's marketing automation system. In addition, it extracts data such as lead qualification and closure rates, historical transaction size information and current sales goals from the organization's sales force automation system. The application then uses this data to project the number of leads expected to be required to meet the sales goal. It can perform further calculations using lead generation cost data to create projected budgets to support this lead generation process.

     E-Commerce. Our E-Commerce application analyzes a number of types of data about website content, user activity and online purchasing behavior. For example, it uses information from a company's Internet infrastructure systems to identify the registered visitors to the website who look at a specific piece of content over a specific period. It then obtains data about product sales on a customer to customer basis from the transaction database in the company's e-commerce system. This data includes the type and amount of products purchased, the date of the purchase and the amount paid. Our E-Commerce application then correlates the two sets of data to identify and count the visitors who both viewed the content and purchased the product, and calculates a "look-to-buy" ratio -- the percentage of people who viewed a product on the website and who actually purchased it. The application then develops a more detailed analysis that uses data from the company's web logs to correlate actual visitor sessions with purchases and to provide information about whether visitors purchased the product immediately after viewing the content or in a later visit.

     E-Personalize. Our E-Personalize application aggregates a range of website data, including website usage patterns from web logs, user interest data gathered from on-line surveys, and demographic data from the user registration database or the third party demographic databases used by the customer. We are developing analytic capabilities for this application that would then estimate the likelihood that a website visitor would purchase specific products, by aggregating historical usage patterns for groups of users and calculating the percentage of times a product is purchased by each customer group. The group with the highest ratio of product purchases would be identified as the most likely to purchase a product. For example, if a retailer is interested in determining the group that is most likely to purchase blue shirts, the application would be able to determine that this group consisted of males over the age of 30. It would then be able to create a rule that males over the age of 30 who visit the website should be shown blue shirts. The application would then be able to input this rule into application systems such as Broadvision to enable these systems to personalize the customer's experience.

  Foundation

     Our applications are built on Foundation, a comprehensive software platform that provides analytic capabilities. Foundation has the following features:

     Adapters for internal and external enterprise systems. Foundation features adaptable and robust data extraction, transformation and loading capabilities that extract and transform data from key data sources and load that data into our applications. The extraction, transformation and loading layer includes adapters for integration with key enterprise systems and sources. Using adapters, Foundation integrates with:

     - e-commerce systems such as those offered by Art Technology Group, Allaire, BroadVision, InterWorld, Kana, Microsoft, Open Market and Vignette;

     - customer relationship management systems such as those offered by Aurum, Baan, Clarify, Genesys, ONYX, Oracle, Pivotal, Saratoga Systems, Scopus, Siebel and Vantive;

     - enterprise resource planning applications that manage and integrate data from business operations, such as those offered by Baan, JD Edwards, Oracle, PeopleSoft and SAP;

     - custom, legacy and homegrown applications and systems;

     - demographic and other data from external providers such as Acxiom and Dun & Bradstreet; and

     - leading data warehouses, or enterprise-wide systems that store, retrieve and manage data such as those offered by IBM, Informix/Red Brick, NCR, Oracle and Sybase.

The extraction, transformation and loading layer also provides businesses with the flexibility to integrate other data sources and systems as their requirements change.

     Open, scalable architecture. Foundation runs on leading databases, such as Microsoft SQL Server and Oracle. Foundation is composed of industry standard SQL and Java components and utilizes the Microsoft Data Warehouse Framework, including SQL Server's OLAP Services and the Microsoft Metadata Repository. Our applications operate on Windows NT and access data stored on both Windows NT and UNIX platforms.

     Application server and analytic engine. Foundation features a powerful analytic engine, with capabilities including hybrid online analytical processing, data mining, statistical analysis and ad hoc analysis. In addition, Foundation contains an extendable library of reusable application components, such as profitability calculations, that facilitate the management and customization of analytical applications.

     Information delivery server. Foundation supports a completely Internet-based, publish-and-subscribe information delivery model with security features for individuals or groups of users. In addition, alerts and triggers can be set to automatically deliver information only when and where needed.

     Integrated graphical application management. Foundation features an integrated graphical management environment for complete system administration and management of both Foundation and our applications.

  Service offerings

     Our professional services group helps businesses define, design and implement e-business analysis solutions. Our customers benefit from the accumulated expertise of our professional services group including its experience in developing, deploying and implementing analytic applications, enterprise applications and data warehouses. In addition, our professional services group has built expertise in key functional areas including e-commerce, customer relationship management and direct marketing. Moreover, our professional services group has specific expertise in the systems with which our solution is integrated and assists in the development of our adapters. We generally charge for our services on a time and materials basis and provide them worldwide through offices in the United States, Germany, Netherlands and United Kingdom, through distributors in Japan and through our Canadian subsidiary. Our professional services include:

     - project planning and management;

     - system implementation;

     - software integration;

     - user training; and

     - ongoing customer support.

     In a typical application license transaction, our professional services group connects our products to the customer's systems and data sources. The actual connection process can often be completed in approximately two to four weeks.

     The goals of our professional services group are to rapidly deliver solution value and meet the specific business needs of our customers. We will continue to work closely with our network of systems integration partners and expand our training capabilities both in the United States and internationally. We believe that our professional services group can assist businesses in developing innovative ways to implement our solutions, leading to increased product adoption.

CUSTOMERS

     To date, over 150 end user customers have licensed our products from us and from our indirect sales channel, which includes our distributors and companies that sell our products as part of an integrated solution with their own offerings. These end user customers include both traditional "bricks and mortar" companies and Internet-only companies. The following table represents all end user customers as of December 31, 1999 to whom we had licensed products or sold services totaling at least $100,000. This list does not include end users which license our products under an agreement with another party.

         INTERNET AND
    COMMUNICATION SERVICES              MANUFACTURING                 ENERGY INDUSTRIES

Allied Riser Communications     Anderson Windows                Bonneville Power
Ashford.com                     Baxter IV Systems               Boston Edison
BizBuyer.com                    Bell & Howell                   Chevron
CMP Media                       Boeing Commercial Airplanes     Enbridge Consumer First
Done.com                        Group                           Idaho Power
Driveway.com                    Canon Computer                  Los Alamos National Labs
InsWeb                          Eastman Kodak                   New Century Energy
Mercata                         Honda                           Omaha Public Power
MVX.com                         Rockwell Automation             Seattle City Power
NTT                             FINANCIAL SERVICES              OTHER
Onvia.com                       Aon Service Corporation         DSC Logistics
Pets.com                        Automatic Data Processing       HealthSystem Minnesota
RealNames Corporation           Fidelity Investments            National TechTeam
WebTV/Microsoft                 Plymouth Rock Assurance         Shikishima Baking Company
TECHNOLOGY                      Putnam Investments              Telia AB
Hewlett-Packard                                                 The Sharper Image
Inprise                                                         Tokai
Kana Communications                                             United Airlines
Mercury Interactive
Polaris Service
Rational Software
Vantive
Xerox

     Hewlett-Packard represented 10.1% of our net revenue in 1998 and 3.2% in 1999.

     In addition, the following table represents Rubric's customers as of December 31, 1999, to whom Rubric had licensed products or sold services totaling at least $100,000.

                 TECHNOLOGY                                      INTERNET
BEA Systems                                    DiTech.com
Cisco Systems                                  Internet Appliance Network
Citrix                                         LoanCity.com
Hewlett-Packard                                MSHOW.com
Merant                                         Outpost.com
N.E.T.                                         PeopleFirst.com
Rainmaker Systems
Sierra Atlantic
Sybase

     Hewlett-Packard represented 26% of Rubric's net revenue in 1999.

  Licensing

     Currently, businesses that license our products generally license one or more of our applications, together with Foundation and adapters to interface with their existing data sources. Customers generally receive nonexclusive, perpetual licenses to use our products for a specified number of servers and named concurrent users. After the initial license, they may purchase licenses for additional servers and users as needed. In addition, customers often purchase professional services from us, including training services, although they may use other consulting organizations. Customers that license our products also usually purchase maintenance contracts, which provide software upgrades and technical support over a stated term, typically 12 months.

MARKETING AND TECHNOLOGY RELATIONSHIPS

     We establish marketing and technology relationships to assist in the marketing, selling and implementation of our solutions, as well as to increase the interoperability of our solutions with our partners' complementary products.

  Types of Relationships

     We have six types of marketing and technology relationships:

  System integrators and consulting firms

     To ensure the successful implementation of our solutions, we have established relationships with a number of leading system integrators and consulting firms. These firms implement our products, provide related business consulting, and often assist us in our sales process. In the United States, we have relationships with Andersen Consulting, Cambridge Technology Partners, Condor/DST, Ernst & Young, Renaissance Worldwide and US Web/CKS. In addition, we have relationships with Internet-focused professional services firms and regional system integrators. As a result of our acquisition of Rubric, we now have integrator relationships with Breakaway Solutions, Dialogos and Tessera.

  E-commerce and Internet software vendors

     To enhance our software, and to identify potential customers, we have formed relationships with leading vendors of e-commerce and Internet solutions, such as Art Technology Group, BroadVision, Calico, Kana and Vignette. We jointly integrate, market and sell our complementary solutions with BroadVision. We also have been featured at BroadVision's user group meetings, internal sales meetings and on their website. We are engaged in joint marketing and integration of our solutions with Kana's e-mail management solution, and we have recently entered into an agreement for the joint marketing of our solutions with Calico's e-commerce solution.

  Front and back office software vendors

     To enable our solutions to integrate data from as many customer touch points as possible, and to target the installed customer base of these applications, we have formed relationships with leading enterprise applications vendors. We currently have marketing and technology relationships with Clarify, Genesys, ONYX, Saratoga Systems and Vantive. These software vendors highlight Broadbase's applications in their sales cycle, at their user group meetings or on their websites. For each of these vendors, Broadbase provides adapters that enable integration between our complementary systems. In addition, Rubric has a reseller relationship with Hewlett-Packard as a component of Hewlett-Packard's front office software offering.

  Technology and platform vendors

     To ensure that our products are based on industry standards and to take advantage of new and emerging technologies, we have formed relationships with key technology and platform vendors. As part of our relationship with Microsoft, we have joined the Microsoft Data Warehouse Alliance, whose members support the Microsoft Data Warehouse Framework. In addition, we support Windows NT, Internet Information Server and Office 2000.

  Demographic data providers

     To provide more effective customer and marketing analysis, our solutions allow businesses to integrate external demographic data with their customer data. We have entered into joint marketing agreements with Acxiom and Dun & Bradstreet and are integrating our products with their products to enable our customers to access and analyze the demographic data of these companies.

  Application service provider and Internet hoster

     To enable our solutions to be rapidly implemented by companies that host their web commerce applications, we have formed a relationship with an application service provider (ASP), USinternetworking. ASP's host and manage software applications for companies that do not want to install and manage software on their own systems. USinternetworking resells Broadbase applications to provide analysis for their e-commerce clients. In addition, Rubric has a marketing relationship with Exodus Communications.

  Terms of Agreements

     Our marketing and technology relationships are generally not documented in writing, or are governed by agreements that can be terminated by either party with little or no notice. These agreements generally provide for the parties to cooperate to make joint press releases, do joint marketing and where appropriate to integrate their products or make them compatible with each other. These agreements may also specify that payments are to be made by us to these companies for providing us with qualifying customer leads. The generation of leads to date by these companies has not generally satisfied the specified criteria and therefore payments for leads have been immaterial in amount.

SALES AND MARKETING

     We license our software through both our direct sales force and indirect sales channels. As of December 31, 1999, our sales group consisted of 50 employees, in 10 locations -- six offices in the United States and four offices internationally, which are located in Germany, Japan, the Netherlands and the United Kingdom. Our direct sales force consists of sales representatives as well as sales personnel who provide pre-sales technical support and other support personnel. We plan to expand our direct sales force significantly. In addition, we intend to recruit and hire a new Executive Vice President of Marketing to oversee our marketing operations. Our corporate sales organization is responsible for collecting inbound leads, performing initial qualification and introducing each prospective customer to a direct sales representative. We sell to companies at the departmental level, targeting directors and executives in e-commerce, sales, marketing, customer service and information technology.

     Our indirect sales channel includes companies such as Baan, Datamedica, Genesys, Indus, and USinternetworking, which sell our products as part of an integrated solution with their own offerings. Indus selected Foundation as the platform on which to build its Indus Knowledge Warehouse solution, which it licenses to its customers in the utility and energy industries. Indus represented 18.4% of our revenue in 1998 and 11.2% of our revenue in 1999. Baan selected Foundation as the platform on which to build its Enterprise Decision Manager decision support suite. USinternetworking, an application service provider, resells our applications. We also have distributors in Japan, which include Beacon Information Technology, Compaq Computer K.K., Oki Electric Industry, Sharp System Products and Teijin Systems Technology.

     Our distribution relationships are generally governed by agreements that can be terminated by either party with little or no prior notice. These agreements generally grant nonexclusive licenses to distribute our products, are not subject to minimum purchase requirements and provide for certain discounts on the purchase prices of our products. We entered into our distribution agreement with Indus, which contains similar provisions, on June 2, 1998. This agreement is effective until June 30, 2001 and will automatically renew for additional one year terms unless it is terminated earlier by either party with 30 days written notice prior to the date of the automatic renewal.

     We focus our marketing efforts on sales lead generation, sales support, creating market awareness of our solutions and establishing strategic relationships. Our marketing activities include direct mail and e-mail campaigns, press relations and industry analyst briefings, speaking engagements, attendance at partners' user group meetings and industry trade shows, and participation in sales and marketing programs of companies with whom we have marketing relationships.

INTERNATIONAL OPERATIONS

     International sales represented approximately 5.1% of our total net revenue in 1998 and 23.2% of our total net revenue in 1999. Approximately 17.3% of our total net revenue in 1999 consisted of sales to customers in Japan. We first recognized revenue from international sales in the last quarter of 1998. We currently conduct our international sales primarily through direct sales offices in Germany, the Netherlands and the United Kingdom, through our Canadian subsidiary and through distributors in Japan. Our products are sold internationally both individually and as part of integrated solutions with the product offerings of certain companies, such as Baan. Our relationships with our Japanese distributors are generally governed by agreements that are similar to those described under "Sales and Marketing" above. The end user companies that license our products internationally span many industries. We believe that there will continue to be significant international opportunities for our integrated e-business solutions. As a result, we intend to expand our international operations and to continue to invest in our sales infrastructure in order to support a growing global sales force in international markets, particularly Asia-Pacific and Europe.

     The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. In particular, we must develop local versions of our products for foreign markets and must recruit and train an international staff. Currently, we have only limited experience in localizing our products and in marketing, selling and supporting our products and services overseas.

RESEARCH AND DEVELOPMENT

     Our research and development organization is comprised of separate groups responsible for core product development, application development and product strategy and management. The core product development group is responsible for ongoing development of Foundation. Our application development group is responsible for developing new applications and enhancing existing applications. Our product strategy and management group is responsible for prioritizing customer requirements and defining the resources and timelines necessary to deliver products. Our current research and development efforts are focused on the development of additional applications and other enhancements that extend the e-business functionality of our solutions.

     Our research and development expenditures were $2.0 million in 1997, $3.7 million in 1998 and $6.0 million in 1999. We expect that we will continue to commit significant resources to research and development in the future. The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. See "Additional Factors That Might Affect Future Results -- We may be unable to attract new customers if we do not develop new products and enhancements".

COMPETITION

     Our competitors vary in company size, and in the scope and breadth of their products and services. We have three primary sources of competition:

     - providers of consulting services-based analysis solutions, such as E.piphany;

     - vendors of point technologies that provide website analysis such as Accrue, Andromedia, which was recently acquired by Macromedia, Net Perceptions and Personify; and

     - in-house development efforts by potential customers using traditional and generic decision support tools.

     The addition of Rubric's eMA product line introduces new competitors, including the following:

     - vendors of online marketing automation software such as MarketFirst and Annuncio;

     - providers of outsourced e-mail marketing services such as Digital Impact and Responsys.com; and

     - campaign management software vendors such as Exchange Applications and Prime Response.

     In addition, we face potential competition from vendors of other enterprise applications as they expand the functionality of their product offerings. These vendors may include Oracle, SAP, Siebel, other vendors of software designed for decision support or management of customer relationships or of organizations' operational information. They also may include vendors of database applications.

     Principal competitive factors include:

     - quality, breadth and depth of application offerings;

     - product robustness and extensibility;

     - openness of technology architecture;

     - ease of deployment and maintenance;

     - quality of services and customer support; and

     - price.

     Although we believe that our solutions compete favorably with respect to these factors, our market is new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors. See "Additional Factors That Might Affect Future Results -- We face intense competition which could make it difficult to acquire and retain customers".

     We face the same sources of competition and the same competitors both domestically and internationally. However, we face additional challenges in selling our products and services internationally in that we must develop local versions of our products for foreign markets and must recruit and train an international staff.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We have no patents. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software under signed license agreements, which impose restrictions on the licensee's ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Our success and ability to compete are also dependent on our ability to operate without infringing upon the proprietary rights of others. See "Additional Factors That Might Affect Future Results -- We depend on our intellectual property, and litigation regarding our intellectual property could harm our business".

     We currently rely on software that we have licensed from a number of suppliers. These licenses may not continue to be available to us on commercially reasonable terms or at all. If these licenses cease to be available, we believe we could license equivalent software on commercially reasonable terms. In the future, we expect to license other third party technologies to enhance our products, meet evolving customer needs or adapt to changing technology standards. Failure to license, or the loss of any license of necessary technologies could result in delays or reductions of shipments of our products until equivalent software is identified, licensed and integrated or developed by us.

EMPLOYEES

     As of December 31, 1999, we had a total of 131 full-time employees, including 50 in sales and six in marketing, 45 in research and development, 16 in administrative, eight in professional services and six in customer support, and Rubric had a total of 78 employees. Our future success will depend in part on our ability to attract, train, retain, integrate and motivate highly qualified sales, technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our services, product development, sales and marketing departments. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

     Our principal office occupies approximately 66,000 square feet in Menlo Park, California under leases that expire on July 31, 2002 and April 30, 2007. In addition, we also lease sales and support offices in the United States in the metropolitan areas of Atlanta, Chicago, Dallas, New York and Oakland, and internationally in the metropolitan areas of Amsterdam, Frankfurt, London and Tokyo. In addition, Rubric's principal office occupies approximately 20,000 square feet in San Mateo, California under a lease that expires in November 2000. We believe that we have adequate space for our current needs.

ITEM 3. LEGAL PROCEEDINGS

     We are not aware of any material legal proceedings as of December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock has been quoted on the Nasdaq National Market under the symbol "BBSW" since September 22, 1999. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the Nasdaq National Market.

                                                     HIGH       LOW
                                                    -------    ------
Fiscal Year Ended December 31, 1999
  Third Quarter (from September 22, 1999).........  $ 29.19    $15.50
  Fourth Quarter..................................   142.75     15.94

HOLDERS

     As of February 29, 2000, there were approximately 253 holders of record of our common stock.

DIVIDENDS

     We have never declared or paid any cash dividends on shares of our capital stock. We intend to retain any future earnings to finance future growth and do not anticipate paying any cash dividends in the future. In addition, the terms of our credit facility with Silicon Valley Bank restrict our ability to pay cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     We did not issue any unregistered securities during the quarter ended December 31, 1999. Previous issuances were reported in our quarterly report on Form 10-Q for the quarter ended September 30, 1999.

USE OF PROCEEDS

     In connection with our initial public offering, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-82251) on September 21, 1999. We registered a total of 4,600,000 shares of our common stock, with an aggregate registered offering price of $64.4 million. All of the shares were registered for offer and sale by Broadbase. The offering commenced on September 21, 1999 and all 4,600,000 shares of common stock being offered by us were sold for the aggregate registered offering price through a syndicate of underwriters managed by Deutsche Bank Securities Inc., Dain Rauscher Incorporated, Thomas Weisel Partners LLC and E*OFFERING Corp. The sale of 4,000,000 of these shares closed on September 27, 1999 and the sale of the remaining 600,000 of these shares closed on October 18, 1999.

     We paid to the underwriters underwriting discounts and commissions totaling approximately $4.5 million in connection with our initial public offering. In addition, we incurred expenses of approximately $2.1 million in connection with the offering, which when added to underwriting discounts and commissions paid by us amounts to total expenses of approximately $6.6 million. Therefore, the net offering proceeds to Broadbase (after deducting underwriting discounts and commissions and estimated offering expenses) were approximately $57.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any other our affiliates.

     As of December 31, 1999, we had invested all of the approximately $57.8 million net proceeds from our initial public offering in short term, interest bearing securities. No payments from these proceeds were made to any of our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any other our affiliates.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this report. The consolidated statement of operations data for each of the years ended December 31, 1997, 1998 and 1999 and the consolidated balance sheet data at December 31, 1998 and 1999, are derived from our consolidated financial statements that are included elsewhere in this report. The consolidated statement of operations data for the period from November 28, 1995 (inception) to December 31, 1996 and the consolidated balance sheet data at December 31, 1997 are derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of future results.

                                                    PERIOD FROM
                                                 NOVEMBER 28, 1995            YEARS ENDED
                                                  (INCEPTION) TO             DECEMBER 31,
                                                   DECEMBER 31,      -----------------------------
                                                       1996           1997       1998       1999
                                                 -----------------   -------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenue:
  License......................................       $    --        $    --   $  2,996   $  7,689
  Maintenance and professional services........            --             --        443      2,753
                                                      -------        -------   --------   --------
          Total net revenue....................            --             --      3,439     10,442
Cost of revenue:
  License......................................            --             --        713      1,437
  Maintenance and professional services........            --             --        254      2,610
  Amortization of core and developed
     technology................................            --             --         --         --
                                                      -------        -------   --------   --------
          Total cost of revenue................            --             --        967      4,047
                                                      -------        -------   --------   --------
Gross margin...................................            --             --      2,472      6,395
Operating expenses:
  Sales and marketing..........................           130          2,851      7,888     15,092
  Research and development.....................           928          1,980      3,738      6,024
  General and administrative...................           215            744      1,165      2,011
  Amortization of intangibles and goodwill.....            --             --         --         --
  Amortization of deferred stock
     compensation..............................            --             --      1,133      6,403
  Merger expenses..............................            --             --         --      1,000
                                                      -------        -------   --------   --------
          Total operating expenses.............         1,273          5,575     13,924     30,530
                                                      -------        -------   --------   --------
Loss from operations...........................        (1,273)        (5,575)   (11,452)   (24,135)
Interest income................................            30            154        335      1,454
Interest expense...............................           (29)           (66)      (226)      (889)
                                                      =======        =======   ========   ========
Net loss.......................................       $(1,272)       $(5,487)  $(11,343)  $(23,570)
                                                      =======        =======   ========   ========
Basic and diluted net loss per share...........       $ (4.30)       $ (6.19)  $  (8.85)  $  (3.74)
                                                      =======        =======   ========   ========
Weighted-average shares used in computing basic
  and diluted net loss per share...............           296            887      1,281      6,296
                                                      =======        =======   ========   ========

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                               1997      1998       1999
                                                              ------    -------    -------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $1,153    $13,990    $76,642
Working capital.............................................      61      8,801     69,362
Total assets................................................   2,113     17,173     84,770
Long-term debt and capital lease obligations, net of current
  portion...................................................     916      9,360        333
Stockholders' equity (net capital deficiency)...............     (75)     1,226     73,206

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes included under Item 8 of this report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe," "expect," "anticipate," "intend," "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in "Risk Factors" and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

OVERVIEW

     We incorporated in November 1995 and from that date through December 1997 were in the development stage, conducting research and developing our initial products. In the fourth quarter of 1997, we introduced Foundation. This software product was originally designed to enable organizations to build and manage datamarts for their customer information. In the third quarter of 1998, we began offering applications, built on Foundation, which provide analysis for customer relationship management. In May 1999 we expanded our suite by introducing new applications designed for Internet sales channels, Internet marketing and other customer-focused e-business applications, as well as new versions of our existing applications. Throughout these periods, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. We have grown from a total of 41 full-time employees at December 31, 1997 to 75 full-time employees at December 31, 1998 and 131 full-time employees at December 31, 1999.

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

     Currently, businesses that license our products generally license one or more of our applications, together with Foundation and adapters to interface with the customers' existing data sources. Customers generally receive nonexclusive, perpetual licenses to use our products for a specified number of servers and named users. After the initial license, they may purchase licenses for additional servers and users as needed. In addition, customers often purchase professional services from us, including training services, although they may use other consulting organizations. Customers that license our products also usually purchase maintenance contracts, which provide software upgrades and technical support over a stated term, typically 12 months.

     We sell our products through our direct sales force and through indirect sales channels. Direct sales are made by our direct sales force in North America, Germany, the United Kingdom and the Netherlands. Our indirect sales channels include software application vendors, resellers and distributors located in the United States, Japan and the Netherlands. Sales through indirect sales channels accounted for approximately 28.7% of our total net revenue for 1998 and 35.3% of our total net revenue for 1999. Although a significant portion of our revenue to date has been generated by our indirect sales channels, we intend to continue increasing the size of our direct sales force, both in the United States and internationally.

     Revenue from customers outside the United States represented 5.1% of our total net revenue for 1998 and 23.2% of our total revenue for 1999. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct and indirect international sales channels. International revenue may not, however, increase as a percentage of total net revenue.

     We have experienced substantial net losses since our inception due to the significant costs incurred to develop our technology and products and to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments. As of December 31, 1999, we had an accumulated deficit of $41.7 million. We expect to continue to incur substantial operating losses for the foreseeable future.

ACQUISITION OF RUBRIC

     On February 1, 2000, we acquired privately-held Rubric, a leading provider of e-marketing software. Rubric's product, eMA, automates the planning, execution and measurement of marketing campaigns. In connection with this acquisition, we issued approximately 3.0 million shares of our common stock in exchange for all outstanding shares of Rubric capital stock, and converted all outstanding options and warrants to acquire Rubric capital stock into options and warrants to purchase approximately 600,000 shares of our common stock. The merger is intended to qualify as a tax-free reorganization.

     Rubric was incorporated in Delaware in September 1997, and introduced its eMA product in May 1998. Rubric had total revenue of $343,000 in 1998 and $3.4 million in 1999. Rubric's cost of revenues increased from $318,000 in 1998 to $2.4 million in 1999, and its operating expenses increased from $6.3 million in 1998 to $22.9 million in 1999. As of December 31, 1999, Rubric had accumulated net losses of $29.3 million. Rubric grew from 38 employees at December 31, 1998 to 78 employees at December 31, 1999.

     We will account for the Rubric acquisition using the purchase method of accounting. Under the purchase method, the purchase price of Rubric will be allocated to the assets acquired and liabilities assumed from Rubric. As a result we expect to record a charge to operations upon consummation of the transaction related to acquired in-process research and development of approximately $10.1 million. Also, we expect to incur merger-related costs of approximately $4.0 million, of which $1.0 million were included in our 1999 results of operations. In addition, we expect to record approximately $360.9 million of intangible assets and goodwill on our balance sheet, which will result in amortization expense of approximately $72.9 million for 2000, $72.6 million for 2001, $72.6 million for 2002, $71.4 million for 2003, and $71.4 million for 2004. The actual allocation of the purchase price may differ from our preliminary estimates after valuations and other procedures to be performed after the closing of the acquisition.

RESULTS OF OPERATIONS

  Net revenue

     License. We began licensing our products in the first quarter of 1998. We had no license revenue in 1997. License revenue increased from $3.0 million in 1998 to $7.7 million in 1999. This increase is attributable to increases in the number of customers licensing our products, and the increase in the average revenue per license transaction. The increase in customers reflects the expansion of our direct sales force and our indirect sales channels, and the increase in the average revenue per license transaction results from our customers' licensing our applications together with Foundation. In addition, both the increase in number of customers and the average revenue per license transaction reflects our introductions of new e-business applications. We intend to continue to expand both our direct and indirect sales channels in 2000.

     Maintenance and Professional Services. We first began recognizing maintenance revenue in the second quarter of 1998 for maintenance contracts sold at the end of the first quarter of 1998. Professional services revenue was first recognized in the second quarter of 1998. Maintenance and professional services revenue increased from $443,000 in 1998 to $2.8 million in 1999 which reflects the expansion of our installed base of customers.

  Cost of revenue

     Cost of Licenses. The cost of licenses consists primarily of royalties payable to third parties as well as the cost of product manuals, media, packaging and shipping. The cost of licenses increased from $713,000 in 1998 to $1.4 million in 1999. This increase is primarily the result of increased license revenue. Our cost of licenses as a percentage of license revenue has fluctuated significantly from year to year and from quarter to quarter. These fluctuations are due primarily to changes in the mix of products sold, since different products require royalty payments at different rates.

     Cost of Maintenance and Professional Services. The cost of maintenance and professional services consists primarily of personnel costs associated with providing maintenance and support services, consulting services and training services. We began incurring costs associated with maintenance and support in the second quarter of 1998 when support periods for our customers began. We recorded no cost of maintenance and professional services in 1997. The cost of maintenance and professional services increased from $254,000 in 1998 to $2.6 million in 1999. This increase is primarily the result of an increase in our professional services personnel from three at December 31, 1998 to 14 at December 31, 1999. We plan to continue expanding our professional services group and, accordingly, expect the dollar amount of our cost of maintenance and professional services to increase.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, bonuses, commissions, travel and promotional expenses as well as the facilities cost for the various domestic and international field sales offices. Sales and marketing expenses increased from $2.9 million in 1997 to $7.9 million in 1998 and to $15.1 million in 1999. These increases in sales and marketing expenses resulted primarily from higher salary, recruiting, benefits, travel and facilities costs associated with the hiring of additional sales and marketing personnel and the expansion of our international sales organization. Full time sales and marketing personnel grew from 17 at December 31, 1997 to 35 at December 31, 1998 and to 56 at December 31, 1999. We plan to continue expanding our sales and marketing organization, and expect our sales and marketing expense to increase.

     Research and Development. Research and development expenses consist primarily of salaries for development personnel and related costs associated with the development of new products, the enhancement of existing products, localization, quality assurance and testing. Research and development expenses increased from $2.0 million in 1997 to $3.7 million in 1998 and to $6.0 million in 1999. These increases in research and development expenses were due to the hiring of additional personnel and to other expenses associated with the development and localization of new products. Full time research and development personnel grew from 18 at December 31, 1997 to 26 at December 31, 1998 and to 45 at December 31, 1999. We plan to continue expanding our research and development organization, and expect our research and development expense to increase.

     General and Administrative. General and administrative expenses consist primarily of salaries of executive, financial, human resource and information services personnel as well as outside professional fees. General and administrative expenses increased from $744,000 in 1997 to $1.2 million in 1998 and to $2.0 million in 1999. These increases in general and administrative expenses were primarily due to increased staffing required to support our expanded operations in the United States and abroad and, to a lesser extent, increased costs of outside professional services and costs to implement additional management information systems. Our full time general and administrative personnel grew from four at December 31, 1997 to 10 at December 31, 1998 and to 15 at December 31, 1999.

     Amortization of Deferred Stock Compensation. We recorded deferred stock compensation of $3.5 million in 1998 and $12.8 million in 1999, representing the difference between the exercise prices of options granted to acquire approximately 2.1 million shares of our common stock during 1998 and 1999 and the deemed fair value for financial reporting purposes of our common stock on the grant dates. We are amortizing our deferred stock compensation using a graded vesting method over the vesting periods of the options. We amortized deferred compensation expense of approximately $1.1 million during 1998 and $6.4 million during 1999. This compensation expense relates to options awarded to individuals in all operating expense categories. In addition, on January 4, 2000, we granted options to acquire 300,000 shares of our common stock at an exercise price per share that was less than the fair market value on the date of grant, and we will record related deferred stock compensation of approximately $12.0 million. The amortization of deferred compensation will be approximately $12.4 million for 2000, $5.0 million for 2001, $2.5 million for 2002 and $800,000 for 2003.

     Merger Expenses. Pursuant to our agreement to acquire Rubric, which we entered into on December 9, 1999, we loaned Rubric $1.0 million in December 1999 under a note which is payable on June 9, 2000. The loan bears interest at a rate of 8.5% per annum. The purpose of the loan was to fund Rubric's working capital requirements until the completion of the acquisition. This amount has been expensed in full on our statement of operations as a direct expense of the merger. In January 2000, we loaned an additional $1.0 million to Rubric under this note. These amounts will be expensed in full in the first quarter of 2000. Additionally, in the first quarter of 2000 we expect to incur other merger related costs of approximately $2.0 million.

  Interest Income

     Interest income consists of interest earned on our cash and cash equivalents. Interest income for 1997 was $154,000, representing interest earned on the cash proceeds of our Series A and Series B preferred stock financings. Interest income increased to $335,000 in 1998, due primarily to the investment of the proceeds of our Series C preferred stock financing. The increase in interest income in 1999 to $1.5 million is due to higher invested cash balances in 1999, primarily as a result of the investment of proceeds received from the sale of $8.3 million and $1.2 million of Series D convertible debentures in December 1998 and April 1999, respectively, the proceeds received from the sale of $20.0 million of Series E preferred stock in June 1999 and the proceeds from the sale of $57.8 million of our common stock in our initial public offering in September and October 1999.

  Interest Expense

     Interest expense consists primarily of interest on our notes payable, bank line of credit and convertible debentures. Interest expense was $66,000 in 1997 due to $300,000 in borrowings in 1997 under notes from a financial institution. Interest expense was $226,000 in 1998 due to $1.0 million in additional borrowing in 1998 under a bank line of credit. Interest expense increased to $889,000 in 1999 due primarily to interest payments on $8.3 million of convertible debentures issued in December 1998 and $1.2 million of convertible debentures issued in April 1999. These debentures were converted to common stock upon the closing of our initial public offering in September 1999.

  Income Taxes

     There was no federal income tax provision in any period presented due to our net operating losses. We had deferred tax assets of $6.5 million as of December 31, 1998 and $13.2 million as of December 31, 1999. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 1998 and 1999, has been established to reflect these uncertainties. Our deferred tax assets primarily relate to net operating loss and tax credit carryforwards. As of December 31, 1999, we had federal net operating loss carryforwards of $29.1 million and state net operating loss carryforwards of $13.6 million. We also had federal and state research and development tax credit carryforwards of $500,000 and $300,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2004, if not utilized. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through a combination of private and public sales of debt and equity securities and equipment and other financing arrangements. As of December 31, 1999, we had $76.6 million of cash and cash equivalents. We believe that cash and cash equivalents on hand, together with the net proceeds of $175.1 million from the issuance of an additional 1.95 million shares of common stock in our secondary public offering in February 2000, will be sufficient to fund our operations, including working capital and capital equipment purchase requirements for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financing, or other arrangements to fund our operations and potential acquisitions, if any, over a long-term basis until we achieve profitability, if ever. We cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Failure to raise capital when needed could seriously harm our business and results of operations. If we raise additional funds by issuing equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

     Operating Activities. Net cash used in operating activities was $4.8 million in 1997, $6.1 million in 1998 and $13.7 million in 1999. In each period, net cash used in operating activities resulted from our net loss, offset by non-cash charges including depreciation and amortization of deferred stock compensation, and increases in current liabilities, especially deferred revenue in 1998 and accrued expenses in 1999. Deferred revenue consists primarily of prepayments of licenses from distributors and OEM's and prepayment of maintenance fees which are recognized ratably over the related support period.

     Investing Activities. Our investing activities used cash of $661,000 in 1997, $1.4 million in 1998 and $2.7 million in 1999. Net cash used in investing activities in these periods was primarily the result of capital expenditures for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements and in 1999 the restriction of $580,000 of cash used to secure a letter of credit on a facilities lease.

     Financing Activities. Our financing activities provided cash of $1.1 million in 1997, $20.4 million in 1998 and $79.0 million in 1999. In 1997, financing activities provided cash primarily from issuance of $1.0 million of long-term debt. In 1998, financing activities provided cash of $11.9 million from the issuance of preferred stock, $8.3 million from the issuance of convertible debentures and $1.0 million from borrowings under our bank credit facility. This was offset in part by long-term debt repayment of $380,000 and a $400,000 loan to an officer and stockholder. In 1999, our financing activities provided cash primarily from the issuance of $20.0 million of preferred stock, the issuance of $1.2 million of convertible debentures, and $57.8 million from the issuance of common stock in our initial public offering in September 1999.

     Commitments. In July 1998, we entered into a loan and security agreement with Silicon Valley Bank, providing an accounts receivable line of credit of up to $2.0 million and an equipment line of credit of up to $1.0 million. The accounts receivable line of credit expired on December 31, 1999, and no borrowings were outstanding under this facility in 1999. Borrowings under the equipment line of credit are due in equal monthly installments of principal, plus accrued interest, beginning in January 1999 and ending in December 2001. Borrowings under the equipment line of credit bear interest at the bank's prime lending rate plus 0.5%. As of December 31, 1999, $667,000 was outstanding under the equipment line of credit and these borrowings accrued interest at a rate of 9%. Borrowings under this agreement are secured by certain assets of Broadbase. The agreement contains covenants requiring that we satisfy certain financial ratios and maintain a minimum tangible net worth. The agreement also prohibits us from paying cash dividends. As of December 31, 1998 and December 31, 1999, we were in compliance with these covenants. In addition, as of December 31, 1999, we had outstanding indebtedness under two separate notes payable to a financial institution aggregating $415,000, at a weighted-average interest rate of 14.5% per year.

YEAR 2000

     In many of our recent filings with the Commission, we discussed the nature and progress of our plans to become year 2000 compliant. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology systems and other internal operating systems. Costs directly associated with our year 2000 compliance efforts were not material, amounting to less than $20,000. We are not aware of any material problems with our software products or internal operating systems resulting from year 2000 issues, and we have not received notice of any material year 2000 compliance issues from our external vendors. However, it remains possible that year 2000 problems associated with our products or systems may still arise or that we could receive notice of year 2000 problems that have arisen with our products.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires companies to capitalize certain qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. We were required to adopt SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 did not have a material impact on our consolidated financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 was effective beginning on January 1, 1999 and requires that start-up costs capitalized prior to January 1, 1999, be written off, and any future start-up costs be expensed as incurred. The adoption of SOP 98-5 did not have a material impact on our consolidated financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We will be required to adopt FAS 133 for our fiscal year ending December 31, 2001. However, because we do not utilize derivative financial instruments, we do not believe the impact of FAS 133 will be material to our consolidated financial position or results of operations.

     In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 requires use of the "residual method" for recognition of revenue when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. We will be required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 is not expected to have a material impact on our financial position or operating results. However, SOP 98-9 may require more revenue to be deferred for certain types of transactions.

                                  RISK FACTORS

     An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before investing in our common stock. The risks described below are not the only ones we face. Additional risks that we are aware of or that we currently believe are immaterial may become important factors that affect our business. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED.

     We are still in the early stages of our development. Our revenue and income potential is unproven and depends on emerging, rapidly changing markets and on acceptance of products that we have only recently introduced. Because our operating history is limited and our product offerings are evolving, it is difficult to evaluate our business and our future prospects.

     We incorporated in November 1995, and from that date through December 1997 were in the development stage, conducting research and developing our initial products. We have only recently begun licensing our products and deriving revenue. In the fourth quarter of 1997, we introduced our first product, Foundation, which was designed to enable organizations to build and manage datamarts -- a system for storing, retrieving and managing data for a specific business function or department -- to analyze their customer information. In the third quarter of 1998, we began offering applications designed to operate with Foundation to provide analysis for customer relationship management. In May 1999, we introduced applications designed for Internet sales channels, Internet marketing and other customer-focused e-business applications, and we also released new versions of existing applications. Because we have only recently introduced our products, it is difficult to predict whether our products will continue to be accepted by the market and the level of revenues we can expect to derive from sales of our products.

     Rubric was also in the early stages of its development and had licensed its eMA product to a limited number of customers. It is difficult to predict the effect our recent acquisition of Rubric will have on our business.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

     We incurred net losses and losses from operations for each period from our inception through the end of 1999. As of December 31, 1999, we had accumulated net losses of approximately $41.7 million, which represented 300% of our cumulative revenue as of that date. As of December 31, 1999, Rubric had accumulated net losses of approximately $29.3 million. We have not achieved profitability and we expect to continue to incur substantial operating losses for the foreseeable future. We expect to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, we will need to significantly increase our revenue to achieve profitability. Although our revenue grew significantly in 1999, our growth may not continue at the current rate or at all.

WE EXPECT OUR QUARTERLY REVENUE AND OPERATING RESULTS TO FLUCTUATE.

     Our revenue and operating results are likely to vary significantly from quarter to quarter. The factors that affect our quarterly operating results include:

     - the demand for our products, particularly our e-business applications;

     - the size and timing of customer orders for our products and our professional services;

     - increased expenses for sales and marketing, product development and administration;

     - changes in the level of sales of professional services as compared to product licenses;

     - changes in the mix of our domestic and international sales; and

     - changes in general economic and market conditions.

Our quarterly revenue increased 314% from the fourth quarter of 1998 to the fourth quarter of 1999. We do not believe that these rates of growth are indicative of the growth in revenues, if any, that we can expect in the future. Accordingly, we believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. Our operating results may fall below the expectations of investors. In this event, the market price of our common stock would likely fall.

OUR OPERATING EXPENSES ARE INCREASING AND WE WOULD NOT BE ABLE TO REDUCE THEM QUICKLY, WHICH COULD RESULT IN LOWER THAN EXPECTED OPERATING RESULTS IF WE DO NOT ACHIEVE EXPECTED REVENUE LEVELS.

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

THE UNPREDICTABLE TIMING OF OUR SALES AND IMPLEMENTATION CYCLE MAKES IT DIFFICULT TO FORECAST OUR OPERATING RESULTS.

     Our products can have a long and unpredictable sales cycle. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur. This contributes to the uncertainty of our future operating results. Potential customers often require time to weigh the costs and benefits of our products compared to those of in-house development and integration efforts. As a result, our sales cycle has typically ranged from approximately two to four months, although it can take longer, particularly for sales to traditional "bricks and mortar" companies.

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

OUR ACQUISITION OF RUBRIC MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND MANAGEMENT DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL, TECHNOLOGY AND OPERATIONS.

     We may not realize the benefits from our acquisition of Rubric to the extent that we anticipate, or at all. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. Other key Rubric personnel may decide not to continue to work for us. The integration of Rubric into our operations will be a complex, time consuming and expensive process and may disrupt our operations if it is not completed efficiently or in a timely manner. Among the challenges we may face in this regard are demonstrating to customers and suppliers that the acquisition will not result in adverse changes in client service standards or dilution or distraction to our business focus, retaining key personnel in the transition and ensuring that Rubric's eMA product can be successfully integrated with our products. Neither we nor Rubric has experience in integrating operations on a scale similar to this acquisition, and the difficulties of integrating our businesses could be larger than we anticipate. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

OUR PROFITABILITY WILL BE DELAYED AND THEREAFTER REDUCED AS A RESULT OF ACCOUNTING CHARGES RELATING TO THE ACQUISITION OF RUBRIC.

     We will account for the Rubric acquisition using the purchase method of accounting. Under the purchase method, the purchase price of Rubric will be allocated to the assets acquired and liabilities assumed from Rubric. As a result, we expect to record a charge to operations upon consummation of the transaction related to acquired in-process research and development of approximately $10.1 million. Also, we expect to record approximately $360.9 million of intangible assets and goodwill on our balance sheet which will result in amortization expense of $72.9 million for 2000, $72.6 million for 2001, $72.6 million for 2002, $71.4 million for 2003, and $71.4 million for 2004. These charges will delay and thereafter reduce our profitability.

WE NEED TO ATTRACT, TRAIN AND RETAIN ADDITIONAL QUALIFIED PERSONNEL IN A COMPETITIVE EMPLOYMENT MARKET.

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

     The market price of our common stock has increased substantially since our initial public offering in September 1999. We have relied historically on our ability to attract employees using equity incentives, and any perception by potential and existing employees that our equity incentives are less attractive could adversely affect our ability to attract and retain qualified employees.

     We believe that our success will depend on the continued services of our executive officers. These employees serve "at-will" and may elect to pursue other opportunities at any time. The loss of any of our executive officers could harm our business. Several of our executive officers joined us only recently and have had a limited time to work together. For example, our Chief Financial Officer joined us in January 2000. In addition, we intend to recruit and hire a new Executive Vice President of Marketing to oversee our marketing operations. We cannot assure you that our new executive officers will be able to work effectively together to manage our growth and continuing operations. If we are unable to expand our sales and marketing organizations in a timely manner, our growth could be limited.

OUR GROWTH DEPENDS ON MARKET ACCEPTANCE OF OUR APPLICATIONS DESIGNED FOR INTERNET-BASED SYSTEMS AND RUBRIC'S EMA PRODUCT.

     We first introduced applications designed for Internet-based systems in May 1999, and Rubric first introduced its eMA product in May 1998. We expect that our future growth will depend significantly on revenue from licenses of these applications, eMA and related services. There are significant risks inherent in introducing these new products. Market acceptance of these new products will depend on the growth of the market for e-business solutions. This growth may not occur. We cannot assure you that our new e-business applications or eMA will meet customer performance expectations. If they do not meet customer expectations or the market for these products fails to develop or develops more slowly than we expect, our business would be harmed.

OUR BUSINESS WILL SUFFER IF WE DO NOT INCREASE MARKET AWARENESS OF OUR PRODUCTS BY SIGNIFICANTLY EXPANDING OUR SALES CAPABILITIES.

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

     The introduction of our new e-business applications has required us to hire new sales personnel with the skills required to sell these products. As a result, most of our current direct sales force has been with us for a relatively short period. During 1999, we added 12 direct sales representatives to our direct sales force, which represents 52.2% of our total direct sales representatives and 24.0% of our total sales personnel as of December 31, 1999. New sales personnel require training and take time to achieve full productivity. If we are unable to hire or retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity more slowly than anticipated, our business could be harmed.

WE ARE DEPENDENT ON MARKETING, TECHNOLOGY AND DISTRIBUTION RELATIONSHIPS THAT MAY GENERALLY BE TERMINATED AT ANY TIME, AND IF OUR CURRENT AND FUTURE RELATIONSHIPS ARE NOT SUCCESSFUL, OUR GROWTH MAY BE LIMITED.

     We rely on marketing and technology relationships with a variety of companies which, in part, generate leads for the sale of our products. These marketing and technology relationships include relationships with:

     - system integrators and consulting firms;

     - vendors of e-commerce and Internet software;

     - vendors of software designed for customer relationship management or for management of organizations' operational information;

     - vendors of key technology and platforms;

     - demographic data providers; and

     - an application service provider and an Internet hoster.

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

     In addition, we have distribution relationships with companies located in the United States, Japan and the Netherlands that distribute or resell our products -- our indirect sales channel. Sales through our indirect sales channel accounted for approximately 28.7% of our total revenue for 1998 and 35.3% for 1999. Sales of our products to Indus, which integrates Foundation into certain of its enterprise solutions for the energy and utility industries, represented 18.4% of our total revenue in 1998 and 11.2% in 1999. Substantially all of our sales in Japan have been made through distributors. If we cannot maintain successful relationships with our indirect sales channel, we may have difficulty expanding the sales of our products and our growth may be limited.

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

CUSTOMER SATISFACTION AND DEMAND FOR OUR PRODUCTS WILL DEPEND ON OUR ABILITY TO EXPAND OUR PROFESSIONAL SERVICES GROUP, WHICH ASSISTS OUR CUSTOMERS WITH THE IMPLEMENTATION OF OUR PRODUCTS.

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

WE MAY BE UNABLE TO ATTRACT NEW CUSTOMERS IF WE DO NOT DEVELOP NEW PRODUCTS AND ENHANCEMENTS.

     If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we may be unable to attract new customers. For example, we are developing new applications as well as new versions of a number of our existing applications, which are scheduled for release in 2000. In particular, we are currently developing an enhanced version of eMA, which we plan to introduce in the first half of 2000. The actual features and introduction date of this new version could differ materially from those anticipated as a result of a number of factors, many of which are beyond our control. We may not be successful in developing and marketing these applications and new versions, or other product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they may not achieve market acceptance. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. These delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products.

MARKET ACCEPTANCE OF OUR PRODUCTS MAY SUFFER IF WE ARE UNABLE TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY.

     Rapidly changing technology and operating system standards may impede market acceptance of our products. Our new applications have been designed based upon currently prevailing Internet technology. If new Internet technologies emerge that are incompatible with our applications, our key products may become obsolete and our existing and potential customers may seek alternatives to our products. We may not be able to quickly adapt our products to any new Internet technology.

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

WE ARE DEPENDENT ON THE ACCEPTANCE AND USE OF THE WINDOWS NT OPERATING SYSTEM.

     Our products currently run only on the Windows NT operating system. Any change to this operating system could require us to modify our products and could cause us to delay product releases. Any decline in the market acceptance of the Windows NT operating system for any reason, including as a result of errors or delayed introduction of enhancement or upgrades, could seriously harm us. If potential customers do not want to use the Windows NT operating system, we will need to develop products that run on other operating systems such as UNIX. eMA currently runs on Windows NT and on UNIX operating systems from Hewlett-Packard and Sun Microsystems.

     The development of new products in response to these risks would require us to commit a substantial investment of resources, and we may not be able to successfully develop or introduce such products on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternatives to our products.

FAILURE TO LICENSE NECESSARY THIRD PARTY SOFTWARE INCORPORATED IN OUR PRODUCTS MAY CAUSE DELAYS OR REDUCTIONS IN OUR SALES.

     We license third party software which we incorporate into our products. Additionally, Rubric relies on web application server technology licensed from BEA Systems. These licenses may not continue to be available on commercially reasonable terms or at all. The loss of any such license could result in delays or reductions of our applications until equivalent software is identified, licensed and integrated or developed by us.

WE FACE INTENSE COMPETITION WHICH COULD MAKE IT DIFFICULT TO ACQUIRE AND RETAIN CUSTOMERS.

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

WE DEPEND ON OUR INTELLECTUAL PROPERTY, AND LITIGATION REGARDING OUR INTELLECTUAL PROPERTY COULD HARM OUR BUSINESS.

     Our intellectual property is important to our business. Our intellectual property includes our proprietary technology, our trade secrets, copyrights in our software products, including Foundation and our applications, and our trademarks. Our copyrights are important to the protection of our software, and our trademarks are important to the protection of our company and product names. These copyrights and trademarks discourage unauthorized use of our software and our company and product names and provide us with a way to enforce our rights in the event that this unauthorized use occurs. We have no patents, although patents may become increasingly important in software and e-business applications. Unauthorized use or misappropriation of our intellectual property could seriously harm our business. Third parties may infringe upon our intellectual property rights, and we may be unable to detect this unauthorized use or effectively enforce our rights. In addition, any legal action that we may bring to protect our intellectual property rights could be expensive and distract management from day-to-day operations.

     Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. In addition, in the future, we may receive communications from other parties asserting that our intellectual property infringes their proprietary rights. If we become liable to any other third party for infringing its intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain licenses or cease selling the applications that contain the infringing intellectual property. We could have to redesign our products, which could be costly and time-consuming and could substantially delay product shipments, assuming that a redesign is feasible. We may be unable to develop non-infringing technology or obtain licenses on commercially reasonable terms, if at all.

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

SOFTWARE DEFECTS COULD LEAD TO LOSS OF REVENUE OR DELAY IN MARKET ACCEPTANCE FOR OUR PRODUCTS.

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

BARRIERS TO INTERNATIONAL EXPANSION COULD LIMIT OUR FUTURE GROWTH.

     We intend to expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 5.1% of our total revenue for the year ended December 31, 1998 and 23.2% of our total revenue in 1999, substantially all of which consisted of sales to customers in Canada, Europe and Japan. We conduct our international sales primarily through direct sales offices in Germany, the Netherlands and the United Kingdom, through our Canadian subsidiary and through distributors in Japan. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources.

     Our international operations face numerous risks. Our products must be localized -- customized to meet local user needs -- in order to be sold in particular foreign countries. Developing local versions of our products for foreign markets is difficult and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. For example, we are currently marketing localized products only in Germany and Japan. We cannot assure you that our localization efforts will be successful. In addition, we have only a limited history of marketing, selling and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. However, we may experience difficulties in recruiting and training an international staff. We must also be able to enter into strategic relationships with companies in international markets, particularly in Japan where all of our sales have been made through distributors. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited.

     We also face certain other risks inherent in conducting business internationally, such as:

     - difficulties and costs of staffing and managing international operations;

     - language and cultural differences;

     - difficulties in collecting accounts receivable and longer collection periods;

     - seasonal business activity in certain parts of the world;

     - fluctuations in currency exchange rates;

     - legal and governmental regulatory requirements;

     - trade barriers; and

     - potentially adverse tax consequences.

Any of these factors could seriously harm our international operations and, consequently, our business.

     To date, a majority of our international revenue and costs have been denominated in foreign currencies. We have not engaged in any foreign exchange hedging transactions, and we are therefore subject to foreign currency risk.

WE ARE GROWING RAPIDLY, AND THE FAILURE TO MANAGE OUR GROWTH, INCLUDING EXPANSION OF OUR MANAGEMENT SYSTEMS, COULD ADVERSELY AFFECT OUR BUSINESS.

     We have grown rapidly and will need to continue to grow in all areas of operation in order to execute our business strategy. Our total number of full-time employees grew from 75 at December 31, 1998 to 131 at December 31, 1999, and we anticipate further significant increases in the number of our employees. In addition, Rubric grew from 38 employees as of December 31, 1998 to 78 employees as of December 31, 1999. Our growth has placed significant demands on management as well as on our administrative, operational and financial resources and controls. We expect our future growth to cause similar, and perhaps increased, strain on our systems and controls. In particular, we need to implement several new information systems. If we cannot effectively establish and improve our processes, we may not be able to manage our growth successfully or sustain and manage the growth rates we have experienced in the past.

IF WE ACQUIRE ADDITIONAL COMPANIES, PRODUCTS OR TECHNOLOGIES, WE MAY FACE RISKS SIMILAR TO THOSE THAT WE CURRENTLY FACE IN CONNECTION WITH OUR ACQUISITION OF RUBRIC.

     If we are presented with appropriate opportunities, we intend to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to our acquisition of Rubric. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to us or our existing stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING, IF REQUIRED, ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING COULD AFFECT OUR ABILITY TO PURSUE FUTURE GROWTH.

     We expect that our cash on hand, cash equivalents and proceeds from our initial and secondary public offerings will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional funds to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We cannot assure you that we would be able to obtain additional financing on favorable terms, if at all. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise necessary additional funds on acceptable terms, we may not be able to develop or enhance our products, fund expansion, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

SOME OF OUR EXISTING INVESTORS MAY ASSERT CLAIMS AGAINST US FOR FAILING TO SELL THEM SHARES IN OUR INITIAL PUBLIC OFFERING.

     In connection with our private financing in June 1999, we granted rights to purchase up to 238,306 shares in our initial public offering to many of these investors, subject to compliance with applicable laws, including federal securities laws. Because the offering of the rights started privately in June 1999, the issuance of these shares could not be registered in connection with our initial public offering or on any other registration statement. Although we offered to sell the shares to these investors in a separate private placement at the initial public offering price, only some of these investors accepted this offer as to 45,063 shares. We believe that we have fulfilled our obligations under the agreement, but it is possible that the investors who did not accept this offer could claim that we breached the agreement by failing to sell them the shares in the initial public offering. If they were successful in their claims, we could be obligated to pay damages, which could equal the amount of any increase in the market value of our common stock.

THE SUBSTANTIAL NUMBER OF SHARES THAT WILL BE ELIGIBLE FOR SALE IN THE NEAR FUTURE MAY CAUSE THE MARKET PRICE FOR OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

     Our common stock began trading on the Nasdaq National Market on September 22, 1999; however, to date there have been a limited number of shares trading in the public market. The number of shares of common stock available for sale in the public market is limited by restrictions under federal securities laws and under agreements that our stockholders have entered into with the underwriters of our initial and secondary public offerings and with us. The 4,600,000 shares sold in our initial public offering and the 3,450,000 shares sold by us and our stockholders in our secondary public offering are freely tradeable without restriction or further registration under the Securities Act, unless those shares are purchased by any of our affiliates. The remaining 14,978,656 shares of common stock (based on shares outstanding as of December 31, 1999, together with shares that we issued in connection with our acquisition of Rubric) will be eligible for sale in the public market approximately as follows:

     - 2,593,586 shares will be eligible for sale beginning March 20, 2000 (the expiration date of the lock-up agreements related to our initial public offering);

     - 175,862 shares will become eligible for sale on various dates after March 20, 2000 and before May 15, 2000;

     - 3,670,757 shares will become eligible for sale beginning March 31, 2000 (the expiration date of certain lock-up agreements related to our secondary public offering);

     - 5,682,083 shares will become eligible for sale beginning May 16, 2000 (the expiration date of the remaining lock-up agreements related to our secondary public offering);

     - 2,557,191 shares will become eligible for sale on subsequent dates after May 16, 2000, subject in most cases to volume limitations; and

     - 299,177 shares will become eligible for sale upon release from escrow beginning February 1, 2001 (or later, if claims are made and contested).

In addition, either Deutsche Bank Securities Inc. or Goldman, Sachs & Co., or both, may, in their sole discretion, release all or any portion of the common stock from the restrictions of the lock-up agreements at any time.

OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS AND TO SECURITIES LITIGATION.

     Our common stock has traded in a public market only since September 1999. The market price of our common stock could decline, and is likely to be highly volatile, due to several factors, such as:

     - variations in our actual and anticipated operating results;

     - changes in our earnings estimates by analysts;

     - our failure to meet analysts' performance expectations; and

     - the volume of trading in our common stock.

     In addition, stock markets, particularly the Nasdaq National Market, have experienced extreme price and volume fluctuations, and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. These fluctuations have often been unrelated to the operating performance of such companies. Fluctuations such as these may affect the market price of our common stock. Substantial sales of our common stock could also cause our stock price to decline.

     In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and could divert our management's attention and resources.

     Sales of a substantial number of shares of our common stock in the future could cause our stock price to fall. In addition, the sale of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

OUR OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS HAVE SIGNIFICANT CONTROL OVER US, WHICH COULD DELAY OR PREVENT A CHANGE OF CONTROL.

     Our executive officers, directors and major stockholders have significant control over us, as they beneficially own an aggregate of approximately 41.3% of our outstanding common stock as of February 15, 2000. This could limit the ability of our other stockholders to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions.

WE HAVE ADOPTED ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT THE SALE OF OUR COMPANY AND DIMINISH THE VOTING RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

     Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, we have a classified board of directors. In addition, our stockholders are unable to act by written consent or to fill any vacancy on the board of directors. In addition, our stockholders cannot call special meetings of stockholders for any purpose, including to remove any director or the entire board of directors without cause. We will also be subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

RISKS RELATED TO OUR INDUSTRY

WE DEPEND ON THE GROWTH IN THE USE OF THE INTERNET FOR OUR BUSINESS.

     Our future success depends heavily on the increased acceptance and use of the Internet for business. Although the Internet is experiencing rapid growth in the number of users and traffic, this growth is a recent phenomenon and may not continue. Furthermore, despite this growth in usage, the use of the Internet for business transactions is relatively new. If use of the Internet for business does not continue to increase or increases more slowly than expected, our business would be seriously harmed. Consumers and businesses may reject the Internet as a viable commercial medium, or be slow to adopt it, for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, concerns about the security of transactions and confidential information and insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased governmental regulation, could cause the Internet to lose its viability as a commercial medium. If these or any other factors cause use of the Internet for business to slow or decline, our business would be harmed. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our products to changing or emerging technologies.

INCREASING GOVERNMENTAL REGULATION OF THE INTERNET COULD LIMIT THE MARKET FOR OUR PRODUCTS.

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

GOVERNMENT REGULATION OF THE COLLECTION AND USE OF PERSONAL DATA COULD REDUCE DEMAND FOR OUR PRODUCTS.

     Our products connect to and analyze data from various applications, including Internet applications, that enable businesses to capture and use information about their customers. Government regulation which limits our customers' use of this information could reduce the demand for our products. A number of jurisdictions have adopted, or are considering adopting, laws that restrict the use of customer information from Internet applications. The European Union has required that its member states adopt legislation that imposes restrictions on the collection and use of personal data, and that limits the transfer of personally-identifiable data to countries that do not impose equivalent restrictions. In the United States, the Children's Online Privacy Protection Act was enacted in October 1998. This legislation directs the Federal Trade Commission to regulate the collection of data from children on commercial websites. In addition, the Federal Trade Commission has begun investigations into the privacy practices of businesses that collect information on the Internet. These and other privacy-related initiatives could reduce demand for some of the Internet applications with which our products operate, and could restrict the use of our products in some e-commerce applications. This could reduce demand for our products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We primarily use proceeds from these debt obligations to support general corporate requirements including capital expenditures and working capital needs. We have interest rate exposure on borrowings under our equipment line of credit which bear interest at variable rates based on the prime interest rate. We have no interest rate exposure on our notes payable to a financial institution, as the interest rate on this obligation is fixed.

     The table below presents principal amounts by year of maturity and related weighted-average interest rates for our debt obligations as of December 31, 1999.

                                                                                    FAIR
                                  2000        2001      THEREAFTER     TOTAL       VALUE
                                --------    --------    ----------    --------    --------
Notes payable
  Fixed rate amounts..........  $415,000          --       --         $415,000    $415,000
  Average rate................     14.50%         --
Line of credit
  Variable rate amounts.......  $334,000    $333,000       --         $667,000    $667,000
  Average rate................      9.00%       9.00%

     We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments and bank certificates of deposit. We anticipate investing our net proceeds from our recent secondary public offering in similar investment grade and highly liquid investments.

     We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at December 31, 1999, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........   36
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................   37
Consolidated Statements of Operations Years Ended December
  31, 1997, 1998 and 1999...................................   38
Consolidated Statements of Cash Flows Years Ended December
  31, 1997, 1998 and 1999...................................   39
Consolidated Statements of Stockholders' Equity (Net Capital
  Deficiency) Years Ended December 31, 1997, 1998 and
  1999......................................................   40
Notes to Consolidated Financial Statements..................   41

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Broadbase Software, Inc.

     We have audited the accompanying consolidated balance sheets of Broadbase Software, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, cash flows, and stockholders' equity (net capital deficiency) for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadbase Software, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
January 11, 2000

                            BROADBASE SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 13,990    $ 76,642
  Accounts receivable, net of allowances of $50,000 at
     December 31, 1998 and 1999.............................     1,072       2,712
  Prepaid expenses and other current assets.................       326       1,239
                                                              --------    --------
          Total current assets..............................    15,388      80,593
Property and equipment, net.................................     1,610       2,868
Restricted cash.............................................        --         633
Other assets................................................       175         676
                                                              --------    --------
          Total assets......................................  $ 17,173    $ 84,770
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    395    $    559
  Accrued compensation......................................       922       2,919
  Accrued expenses..........................................     1,142       2,341
  Current portion of capital lease obligations..............        30          --
  Current portion of bank line of credit and notes
     payable................................................       768         749
  Deferred revenue..........................................     3,330       4,663
                                                              --------    --------
          Total current liabilities.........................     6,587      11,231
Bank line of credit and notes payable.......................     1,110         333
Convertible debentures......................................     8,250          --
                                                              --------    --------
          Total liabilities.................................    15,947      11,564
Commitments and contingencies
Stockholders' equity:
  Preferred stock: par value $0.001 per share; 5,000,000
     shares authorized and none designated..................        --          --
  Convertible preferred stock: par value $0.001 per share;
     15,154,046 shares authorized and issuable in series in
     1998:
     Series A: 2,398,000 shares designated, 2,384,999 shares
      issued and outstanding at December 31, 1998 and none
      at December 31, 1999..................................         2          --
     Series B: 2,000,000 shares designated, 1,923,223 shares
      issued and outstanding at December 31, 1998 and none
      at December 31, 1999..................................         2          --
     Series C: 2,166,065 shares designated, 2,166,055 shares
      issued and outstanding at December 31, 1998 and none
      at December 31, 1999..................................         2          --
  Common stock: par value $0.001 per share; 90,000,000
     shares authorized; 2,707,300 and 18,050,087 shares
     issued and outstanding at December 31, 1998 and 1999,
     respectively...........................................         2          17
  Additional paid-in capital................................    22,171     124,297
  Deferred stock compensation...............................    (2,338)     (8,710)
  Notes receivable from stockholders........................      (476)       (693)
  Accumulated other comprehensive loss......................       (37)        (33)
  Accumulated deficit.......................................   (18,102)    (41,672)
                                                              --------    --------
          Total stockholders' equity........................     1,226      73,206
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 17,173    $ 84,770
                                                              ========    ========

                            See accompanying notes.

                            BROADBASE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1998        1999
                                                              --------    --------    --------
Net revenue:
  License...................................................  $     --    $  2,996    $  7,689
  Maintenance and professional services.....................        --         443       2,753
                                                              --------    --------    --------
          Total net revenue.................................        --       3,439      10,442
Cost of revenue:
  License...................................................        --         713       1,437
  Maintenance and professional services.....................        --         254       2,610
                                                              --------    --------    --------
          Total cost of revenue.............................        --         967       4,047
                                                              --------    --------    --------
Gross margin................................................        --       2,472       6,395
Operating expenses:
  Sales and marketing.......................................     2,851       7,888      15,092
  Research and development..................................     1,980       3,738       6,024
  General and administrative................................       744       1,165       2,011
  Amortization of deferred stock compensation...............        --       1,133       6,403
  Merger expenses...........................................        --          --       1,000
                                                              --------    --------    --------
          Total operating expenses..........................     5,575      13,924      30,530
                                                              --------    --------    --------
Loss from operations........................................    (5,575)    (11,452)    (24,135)
Interest income.............................................       154         335       1,454
Interest expense............................................       (66)       (226)       (889)
                                                              --------    --------    --------
Net loss....................................................  $ (5,487)   $(11,343)   $(23,570)
                                                              ========    ========    ========
Basic and diluted net loss per share........................  $  (6.19)   $  (8.85)   $  (3.74)
                                                              ========    ========    ========
Weighted-average shares used in computing basic and diluted
  net loss per share........................................       887       1,281       6,296
                                                              ========    ========    ========

                            See accompanying notes.

                            BROADBASE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1998       1999
                                                              -------   --------   --------
Operating activities:
  Net loss..................................................  $(5,487)  $(11,343)  $(23,570)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      149        507        961
     Write-off of note receivable from stockholder..........       --         --          7
     Amortization of deferred stock compensation............       --      1,133      6,403
     Value of common stock issued to non-employees..........       --         --        404
  Changes in balance sheet items:
     Accounts receivable....................................       --     (1,072)    (1,640)
     Prepaid expenses and other current assets..............     (212)      (243)      (913)
     Accounts payable.......................................      456        (91)       164
     Accrued expenses.......................................      327      1,649      3,196
     Deferred revenue.......................................       --      3,330      1,333
                                                              -------   --------   --------
          Net cash used in operating activities.............   (4,767)    (6,130)   (13,655)
                                                              -------   --------   --------
Investing activities:
  Changes in other assets...................................       --         --        108
  Change in restricted cash.................................       --         --       (633)
  Purchases of property and equipment.......................     (661)    (1,415)    (2,178)
                                                              -------   --------   --------
          Net cash used in investing activities.............     (661)    (1,415)    (2,703)
                                                              -------   --------   --------
Financing activities:
  Net proceeds from issuance of convertible preferred
     stock..................................................      133     11,906     19,979
  Proceeds from issuance of common stock upon exercise of
     options................................................       10         41        131
  Net proceeds from issuance of common stock in initial
     public offering........................................       --         --     57,835
  Net proceeds from issuance of common stock in private
     placement..............................................       --         --        619
  Proceeds from notes payable...............................    1,000         --         --
  Payments to repurchase unvested common stock..............       --         --        (11)
  Payments on stockholders' notes receivable................        3          1          4
  Issuance of notes receivable to stockholder...............       --       (400)        --
  Payments on notes payable.................................      (77)      (347)      (463)
  Principal payments on capital lease obligations...........       --        (32)       (30)
  Principal payments on equipment line of credit............       --         --       (333)
  Borrowings on equipment line of credit....................       --      1,000         --
  Proceeds from issuance of convertible debt................       --      8,250      1,275
                                                              -------   --------   --------
          Net cash provided by financing activities.........    1,069     20,419     79,006
  Effect of foreign exchange rate changes on cash and cash
     equivalents............................................       --        (37)         4
                                                              -------   --------   --------
  Net increase (decrease) in cash and cash equivalents......   (4,359)    12,837     62,652
Cash and cash equivalents:
  Beginning of period.......................................    5,512      1,153     13,990
                                                              -------   --------   --------
  End of period.............................................  $ 1,153   $ 13,990   $ 76,642
                                                              =======   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $    82   $    227   $    839
Supplemental schedule of noncash investing activity:
  Purchase of equipment under capital leases................  $    64   $     --   $     --

                            See accompanying notes.

                            BROADBASE SOFTWARE, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       CONVERTIBLE                                                            NOTES
                                     PREFERRED STOCK        COMMON STOCK       ADDITIONAL     DEFERRED      RECEIVABLE
                                   -------------------   -------------------    PAID-IN        STOCK           FROM
                                     SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION   STOCKHOLDERS
                                   ----------   ------   ----------   ------   ----------   ------------   ------------
Balance at December 31, 1996.....   4,248,579    $ 4      2,691,725    $ 2      $  6,579      $     --        $ (47)
Issuance of Series B convertible
 preferred stock at $2.68 per
 share in March 1997 for cash,
 net of $27 issuance costs.......      59,643     --             --     --           133            --           --
Issuance of common stock upon
 exercise of options.............          --     --          7,350     --            10            --           --
Repurchase of common stock.......          --     --       (206,250)    --           (10)           --           10
Payments of notes receivable from
 stockholders....................          --     --             --     --            --            --            3
Comprehensive income (loss)......          --     --             --     --            --            --           --
Net loss.........................          --     --             --     --            --            --           --
Comprehensive loss...............          --     --             --     --            --            --           --
                                   ----------    ---     ----------    ---      --------      --------        -----
Balance at December 31, 1997.....   4,308,222      4      2,492,825      2         6,712            --          (34)
Issuance of Series C preferred
 stock, at $5.54 per share in
 February and March 1998 for
 cash, net of $94 issuance
 costs...........................   2,166,055      2             --     --        11,904            --           --
Deferred stock compensation
 related to certain options
 granted to employees............          --     --             --     --         3,471        (3,471)          --
Amortization of deferred stock
 compensation....................          --     --             --     --            --         1,133           --
Issuance of common stock upon
 exercise of options.............          --     --        293,889     --            87            --          (46)
Repurchase of common stock.......          --     --        (79,414)    --            (3)           --            3
Payments of notes receivable from
 stockholders....................          --     --             --     --            --            --            1
Note receivable from
 stockholder.....................          --     --             --     --            --            --         (400)
Comprehensive income (loss)......          --     --             --     --            --            --           --
Net loss.........................          --     --             --     --            --            --           --
Foreign currency translation
 adjustment......................          --     --             --     --            --            --           --
Comprehensive loss...............          --     --             --     --            --            --           --
                                   ----------    ---     ----------    ---      --------      --------        -----
Balance at December 31, 1998.....   6,474,277      6      2,707,300      2        22,171        (2,338)        (476)
Debentures converted into Series
 D preferred stock in connection
 with the Company's IPO..........   1,313,793      1             --     --         9,524            --           --
Issuance of Series E preferred
 stock, at $9.13 per share in
 June 1999 for cash, net of $10
 of issuance costs...............   2,188,812      2             --     --        19,977            --           --
Conversion of Series A, Series B,
 Series C, Series D and Series E
 preferred stock to common stock
 in connection with the Company's
 IPO.............................  (9,976,882)    (9)     9,976,882      9            --            --           --
Issuance of common stock in
 connection with the Company's
 IPO, net of issuance costs......          --     --      4,600,000      5        57,830            --           --
Issuance of common stock in
 private placement, net of
 issuance costs..................          --     --         45,063     --           619            --           --
Issuance of common stock in
 connection with license
 agreement.......................          --     --         40,000     --           400            --           --
Deferred stock compensation......          --     --             --     --        12,775       (12,775)          --
Amortization of deferred stock
 compensation....................          --     --             --     --            --         6,403           --
Issuance of common stock upon
 exercise of options.............          --     --        791,370      1         1,013            --         (229)
Issuance of common stock upon
 exercise of warrants............          --     --         36,764     --            86            --           --
Repurchase of unvested common
 stock...........................          --     --       (147,292)    --           (94)           --           --
Notes receivable from
 stockholder.....................          --     --             --     --            (4)           --           12
Comprehensive income (loss)......          --     --             --     --            --            --           --
Net loss.........................          --     --             --     --            --            --           --
Foreign currency translation
 adjustment......................          --     --             --     --            --            --           --
Comprehensive loss...............          --     --             --     --            --            --           --
                                   ----------    ---     ----------    ---      --------      --------        -----
Balance at December 31, 1999.....          --    $--     18,050,087    $17      $124,297      $ (8,710)       $(693)
                                   ==========    ===     ==========    ===      ========      ========        =====

                                                                                     TOTAL
                                                    ACCUMULATED                  STOCKHOLDERS'
                                   COMPREHENSIVE       OTHER                        EQUITY
                                      INCOME       COMPREHENSIVE   ACCUMULATED   (NET CAPITAL
                                      (LOSS)           LOSS          DEFICIT      DEFICIENCY)
                                   -------------   -------------   -----------   -------------
Balance at December 31, 1996.....    $     --          $ --         $ (1,272)      $  5,266
Issuance of Series B convertible
 preferred stock at $2.68 per
 share in March 1997 for cash,
 net of $27 issuance costs.......          --            --               --            133
Issuance of common stock upon
 exercise of options.............          --            --               --             10
Repurchase of common stock.......          --            --               --             --
Payments of notes receivable from
 stockholders....................          --            --               --              3
Comprehensive income (loss)......          --            --               --             --
Net loss.........................      (5,487)           --         $ (5,487)        (5,487)
                                     --------
Comprehensive loss...............    $ (5,487)           --               --             --
                                     ========          ----         --------       --------
Balance at December 31, 1997.....    $     --            --           (6,759)           (75)
Issuance of Series C preferred
 stock, at $5.54 per share in
 February and March 1998 for
 cash, net of $94 issuance
 costs...........................          --            --               --         11,906
Deferred stock compensation
 related to certain options
 granted to employees............          --            --               --             --
Amortization of deferred stock
 compensation....................          --            --               --          1,133
Issuance of common stock upon
 exercise of options.............          --            --               --             41
Repurchase of common stock.......          --            --               --             --
Payments of notes receivable from
 stockholders....................          --            --               --              1
Note receivable from
 stockholder.....................          --            --               --           (400)
Comprehensive income (loss)......          --            --               --             --
Net loss.........................     (11,343)           --          (11,343)       (11,343)
Foreign currency translation
 adjustment......................         (37)          (37)              --            (37)
                                     --------
Comprehensive loss...............    $(11,380)           --               --             --
                                     ========          ----         --------       --------
Balance at December 31, 1998.....    $     --           (37)         (18,102)         1,226
Debentures converted into Series
 D preferred stock in connection
 with the Company's IPO..........          --            --               --          9,525
Issuance of Series E preferred
 stock, at $9.13 per share in
 June 1999 for cash, net of $10
 of issuance costs...............          --            --               --         19,979
Conversion of Series A, Series B,
 Series C, Series D and Series E
 preferred stock to common stock
 in connection with the Company's
 IPO.............................          --            --               --             --
Issuance of common stock in
 connection with the Company's
 IPO, net of issuance costs......          --            --               --         57,835
Issuance of common stock in
 private placement, net of
 issuance costs..................          --            --               --            619
Issuance of common stock in
 connection with license
 agreement.......................          --            --               --            400
Deferred stock compensation......          --            --               --             --
Amortization of deferred stock
 compensation....................          --            --               --          6,403
Issuance of common stock upon
 exercise of options.............          --            --               --            785
Issuance of common stock upon
 exercise of warrants............          --            --               --             86
Repurchase of unvested common
 stock...........................          --            --               --            (94)
Notes receivable from
 stockholder.....................          --            --               --              8
Comprehensive income (loss)......          --            --               --             --
Net loss.........................     (23,570)           --          (23,570)       (23,570)
Foreign currency translation
 adjustment......................           4             4               --              4
                                     --------
Comprehensive loss...............    $(23,566)           --               --             --
                                     ========          ----         --------       --------
Balance at December 31, 1999.....                      $(33)        $(41,672)      $ 73,206
                                                       ====         ========       ========

                             See accompanying notes

                            BROADBASE SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

 1. SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

  The Company

     Broadbase Software, Inc. (the "Company") was incorporated on November 28, 1995 and develops and markets software that integrates and analyzes customer information from Internet and traditional business channels, enabling businesses to improve their customer acquisition, retention, and profitability.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

  Revenue Recognition

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" ("SOP 98-4"). The Company derives revenue from the sale of software licenses, post-contract support ("maintenance"), and other professional services. Maintenance includes telephone technical support, bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Professional services include training and basic post-implementation consulting to meet specific customer needs.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant company obligations with regard to installation or implementation of the software remain, the fee is fixed or determinable and collectibility is probable. Revenue on arrangements with customers that are not the ultimate end users (primarily resellers) is recognized upon receipt of a reseller report of the sale and the Company's shipment of the licensed software. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. The Company's products do not require significant customization.

     Revenue related to maintenance is recognized on a straight-line basis over the period maintenance is provided and revenue allocable to professional services is recognized as the services are performed.

     In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 requires use of the "residual method" for recognition of revenue when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company will be required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 is not expected to have a material impact on the Company's financial position or operating results. However, SOP 98-9 may require more revenue to be deferred for certain types of transactions.

  Concentrations of Credit Risk and Credit Evaluations

     Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents principally in

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 1999

domestic financial institutions of high credit standing. The Company's accounts receivables are derived primarily from sales of software products and services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

     A limited number of customers has accounted for a substantial portion of the Company's revenues. The Company had no revenue for the year ended December 31, 1997. One customer accounted for 18% and 11%, of total revenue for the year ended December 31, 1998 and 1999, respectively. Another customer accounted for 10% of total revenue for the year ended December 31, 1998. Sales of the Company's products will vary as a result of fluctuations in market demand for such products and technology. Further, the markets in which the Company competes are characterized by rapid technological change and intense competition.

Cash and Cash Equivalents

     Cash equivalents consist of money market funds. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. The fair value, based on quoted market prices, of the cash equivalents is approximately equal to their carrying value at December 31, 1998 and 1999.

  Software Development Costs

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between the establishment of technological feasibility and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying statements of operations.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

  Stock-Based Compensation

     The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

  Advertising Expenses

     The Company expenses advertising costs in the period in which they are incurred. Advertising expenses for 1997, 1998 and 1999, were approximately $0, $57,000 and $187,000, respectively.

  Foreign Currency Translation

     Assets and liabilities of the Company's wholly-owned foreign subsidiaries are translated from their functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 1999

translated at average exchange rates prevailing during the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity (net capital deficiency). Foreign currency transaction gains and losses, which have not been material, are included in results of operations.

  Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") for all periods presented. In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

                                                              YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                         1997          1998           1999
                                                      ----------    -----------    -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss............................................   $(5,487)      $(11,343)      $(23,570)
                                                       =======       ========       ========
Basic and diluted shares:
Weighted-average shares of common stock
  outstanding.......................................     2,689          2,615          7,079
Less weighted-average shares subject to
  repurchase........................................    (1,802)        (1,334)          (783)
                                                       -------       --------       --------
Weighted-average shares of common stock outstanding
  used in computing basic and diluted net loss per
  share.............................................       887          1,281          6,296
                                                       =======       ========       ========
Basic and diluted net loss per share................   $ (6.19)      $  (8.85)      $  (3.74)
                                                       =======       ========       ========

     If the Company had reported net income, diluted net income per share would have included 661,914, 1,278,889 and 3,195,489 common equivalent shares related to outstanding options and warrants to purchase common stock not included above at December 31, 1997, 1998 and 1999, respectively. The common equivalent shares from options and warrants would be determined on a weighted-average basis using the treasury stock method.

  Segment Information

     The Company operates solely in one segment, the development and marketing of customer-centric analytic software products. The Company did not have revenue in the year ended December 31, 1997. For the years ended December 31, 1998 and 1999, revenue from sales to customers located outside of the United States was approximately $175,000, and $2,419,000 respectively. This revenue was solely from customers in Japan in 1998 and also included revenue of $611,000 from customers in Europe and Canada in 1999.

  Property and Equipment

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Equipment held under capital leases is amortized on a straight-line basis over the shorter of the lease term or the lives of the respective assets, generally three to five years.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 1999

     Property and equipment consist of the following:

                                                      DECEMBER 31,
                                                    -----------------
                                                     1998      1999
                                                    ------    -------
                                                     (IN THOUSANDS)
Computer hardware and software....................  $1,407    $ 3,232
Office furniture and fixtures.....................     881      1,234
                                                    ------    -------
                                                     2,288      4,466
Less accumulated depreciation and amortization....    (678)    (1,598)
                                                    ------    -------
                                                    $1,610    $ 2,868
                                                    ======    =======

     As of December 31, 1999, property and equipment include amounts held under capital leases of $63,941 and related accumulated amortization of $51,896.

  Recent Accounting Pronouncements

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires companies to capitalize certain qualifying computer software costs that are incurred during the application development stage and amortize them over the software's estimated useful life. The Company adopted SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 did not have a material affect on the Company's consolidated financial position, results of operations, or cash flows.

     In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 is effective beginning on January 1, 1999, and requires that start-up costs, capitalized prior to January 1, 1999, be written off and any future start-up costs be expensed as incurred. The adoption of SOP 98-5 did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to adopt FAS 133 for its year ending December 31, 2001. However, because the Company does not currently utilize derivative financial instruments the Company does not believe the impact of FAS 133 will be material to its financial position, results of operations, or cash flows.

 2. BANK LINE OF CREDIT AND NOTES PAYABLE

     Notes payable and line of credit borrowings consist of the following:

                                                       DECEMBER 31,
                                                     ----------------
                                                      1998      1999
                                                     ------    ------
                                                      (IN THOUSANDS)
Notes payable......................................  $  878    $  415
Bank line of credit................................   1,000       667
                                                     ------    ------
                                                      1,878     1,082
Less current portion...............................    (768)     (749)
                                                     ------    ------
Noncurrent portion.................................  $1,110    $  333
                                                     ======    ======

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 1999

     During 1996 and 1997, the Company secured financing under the terms of $300,000 and $1,000,000 three-year notes payable, respectively. The notes bear interest at a rate of 15% and 14%, respectively. Principal and interest installments are payable monthly and the notes are secured by the tangible assets of the Company. The full principal amount of notes payable outstanding, $415,000, is due in 2000. The carrying value of these note obligations approximates their fair value.

     In connection with the issuance of the notes, the Company issued warrants to purchase 12,537 and 24,227 shares of Series A and Series B preferred stock at prices of $1.67 and $2.68 per share, respectively. At the date of grant, the value ascribed to these warrants was immaterial for financial statement purposes. In November 1999, the warrants were exercised in full.

     In July 1998, the Company entered into a loan and security agreement with a financial institution. The agreement provides for an accounts receivable line of credit not to exceed $2,000,000 and an equipment line of credit not to exceed $1,000,000. Borrowings under the accounts receivable line of credit bear interest at the institution's prime lending rate (8.5% at December 31, 1999), and any borrowings under the equipment line of credit bear interest at the institution's prime lending rate plus 0.5% (9.0% at December 31, 1999). All borrowings under this agreement are secured by certain assets of the Company. As of December 31, 1999, the $2,000,000 line of credit expired, and $1,000,000, the full amount available, had been borrowed under the equipment line of credit of which $333,000 had been repaid during 1999. The equipment line of credit borrowings are due in 36 equal monthly installments of principal, plus accrued interest, beginning in January 1999 and ending in December 2001. The carrying value of borrowings under the equipment line of credit approximates their fair value. The agreement also includes terms requiring satisfaction of certain financial ratios, and a minimum tangible net worth requirement, and restricts the Company from paying cash dividends. The Company was in compliance with these financial covenants at December 31, 1999.

 3. COMMITMENTS

  Leases

     The Company leases its principal office under a noncancelable operating lease agreement that expires in July 2002.

     On December 23, 1999 the Company entered into a seven year noncancelable operating lease agreement commencing May 1, 2000 for a new corporate headquarters. In accordance with the terms of this agreement, the Company has put $580,000 into a restricted cash account as a security deposit.

     The gross rental payments under all operating leases were approximately $114,000, $230,000 and $1,014,000 for the years ended December 31, 1997, 1998, and 1999, respectively. Rental expense, net of reimbursements from sublessees, was approximately $114,000, $73,000 and $679,000 in 1997, 1998 and 1999,
respectively.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 1999

     As of December 31, 1999, minimum lease payments under all noncancelable lease agreements were as follows:

                                OPERATING LEASES
                                ----------------
                                 (IN THOUSANDS)
Year ending December 31,
  2000........................      $ 1,458
  2001........................        1,942
  2002........................        1,666
  2003........................        1,286
  2004 and thereafter.........        4,664
                                    -------
Total minimum lease
  payments....................      $11,016
                                    =======

     Included in the above minimum operating lease payments are future reimbursements from sublessees under noncancellable subleases, which amount to $96,000 in 2000, and $0 for all other periods.

 4. STOCKHOLDERS' EQUITY

  Convertible Preferred Stock

     Convertible preferred stock consisted of the following at December 31, 1998:

                                              SHARES ISSUED     AGGREGATE
                                  SHARES           AND         LIQUIDATION
                                DESIGNATED     OUTSTANDING     PREFERENCE
                                ----------    -------------    -----------
Series A......................  2,398,000       2,384,999      $ 1,590,000
Series B......................  2,000,000       1,923,223        5,160,000
Series C......................  2,166,065       2,166,055       12,000,000
Series D......................  1,400,000              --               --
                                ---------       ---------      -----------
                                7,964,065       6,474,277      $18,750,000
                                =========       =========      ===========

     Each share of Series A, B, C and D preferred stock was convertible at any time into common stock at the exchange rate in effect at the time of conversion, currently one-for-one, and was subject to appropriate adjustment for common stock splits, stock dividends, and similar transactions. Conversion was automatic upon the closing of an initial public offering of common stock in which the aggregate gross proceeds to the Company were at least $10,000,000 and the offering price is at least $10.00 per share.

     Each holder of Series A, B, C and D preferred stock was entitled to the number of votes equal to the number of shares of common stock into which such preferred stock was convertible.

     Each holder of preferred stock was entitled to receive, when and as declared by the Board of Directors, noncumulative dividends at the annual rate of $0.05, $0.21, $0.44, and $0.58 per share of Series A, B, C and D preferred stock, respectively, payable in preference and priority to any payment of any dividend on common stock.

     In the event of liquidation, the holders of preferred stock were entitled to a liquidation preference equal to the original purchase price of their preferred stock plus an amount equal to all accrued but unpaid dividends on such shares.

  Series E Financing

     In June 1999, the Company issued 2,188,812 shares of its Series E convertible preferred stock at $9.13 per share in exchange for net proceeds of $20.0 million. The conversion rights, preferences and privileges of

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 1999

the Series E shares were generally equivalent to those of the preceding A, B, C and D preferred stock. Conversion of shares of Series E preferred stock were automatic upon the closing of an initial public offering of common stock in which aggregate gross proceeds to the Company were at least $10,000,000, and the offering price was at least $10.00 per share.

     Each holder of Series E preferred stock was entitled to receive, when and as declared by the Board of Directors, noncumulative dividends, at the annual rate of $0.73 per share.

  Initial Public Offering

     On September 21, 1999, the Company consummated its initial public offering of common stock, in which it sold 4,000,000 shares of its common stock at a price of $14.00 per share, raising $56.0 million in gross proceeds. Offering proceeds to Broadbase, net of approximately $3.9 million in aggregate underwriters discounts and commissions and $2.1 million in related offering expenses, were approximately $50.0 million. Upon closing of the initial public offering, all convertible debentures were converted into shares of Series D convertible preferred stock and each outstanding share of the Company's Series A, Series B, Series C, Series D, and Series E convertible preferred stock was converted into one share of common stock, resulting in the issuance of 9,976,882 shares of common stock. In October, 1999, an additional 600,000 shares of common stock were sold by the Company at a price of $14.00 per share pursuant to the exercise of the underwriters' overallotment option, generating additional net proceeds to the Company of approximately $7.8 million.

  Private Placement

     In connection with its Series E Preferred private financing in June 1999, the Company granted rights to purchase up to 238,306 shares in its initial public offering to many of these Series E investors, subject to compliance with applicable laws, including federal securities laws. Some of these investors accepted this offer and purchased 45,063 shares of the Company's common stock resulting in net proceeds to the Company of approximately $619,000. The Company believes that it has fulfilled its obligations under the agreement, but it is possible that the investors who did not accept this offer could claim that the Company breached the agreement by failing to sell them the shares in the initial public offering. If they were successful in their claims, the Company could be obligated to pay damages, which could equal the amount of any increase in the market value of the Company's common stock.

  Shares subject to repurchase

     In November 1995, 1,282,500 shares of common stock were issued to the Company's founder at $0.002 per share in exchange for cash. These shares are subject to certain transfer restrictions. These shares are also subject to repurchase at the issuance price upon the occurrence of certain events, including termination of employment. The Company's right of repurchase expires over four years. At December 31, 1998 and 1999, 264,516 and 0 shares, respectively, remained subject to repurchase.

     Shares subject to repurchase pursuant to the exercise of stock options by the Company totaled 890,393, 810,486 and 429,884 at December 31, 1997, 1998, and
1999, respectively.

  Stock Option Plans

     During 1996, the Company adopted the 1996 Equity Incentive Plan (the "Plan"). Under the Plan, up to 4,530,000 shares of the Company's common stock may be granted to eligible participants. Under the Plan, options to purchase common stock may be granted at no less than 85% of the fair value on the date of the grant (110% of fair value in certain instances), as determined by the board of directors. Options generally vest over a 48-month period and have a maximum term of 10 years. This plan terminated in September 1999.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 1999

  1999 Equity Incentive Plan

     On July 2, 1999, the Board of Directors approved the adoption of the Company's 1999 Equity Incentive Plan (the "1999 Incentive Plan"). A total of 3,500,000 shares of common stock were initially reserved for issuance under the 1999 Incentive Plan. Commencing on January 1, 2000, annual increases equal to 5% of the outstanding shares on the preceding December 31 have been approved. The number of shares authorized for issuance under the 1999 Incentive Plan was increased to include shares reserved under the 1996 Equity Incentive Plan that had not been issued and were not subject to outstanding options as of the date of termination of the 1996 plan, and shares subject to options which had become unexercisable. The types of awards that may be made under the 1999 Incentive Plan are options to purchase shares of common stock, restricted stock and stock bonuses. The exercise price for incentive stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant (85% for nonstatutory options). In the event of a change in control of the Company, an option or award under the 1999 Incentive Plan may be assumed or substituted by the successor corporation. The Company's compensation committee may also accelerate the vesting of awards upon a change of control transaction.

     A summary of activity under stock option plans is as follows:

                                                                     OPTIONS OUTSTANDING
                                                              ----------------------------------
                                                                                    WEIGHTED-
                                          SHARES AVAILABLE                           AVERAGE
                                             FOR GRANT        NUMBER OF SHARES    EXERCISE PRICE
                                          ----------------    ----------------    --------------
Balance at December 31, 1996............      1,572,775             48,000            $ 0.03
  Granted...............................       (694,000)           694,000              0.25
  Exercised.............................             --             (7,350)             0.22
  Canceled..............................        109,500           (109,500)             0.20
  Repurchased...........................        206,250                 --              0.03
                                             ----------          ---------            ------
Balance at December 31, 1997............      1,194,525            625,150              0.24
  Authorized............................      1,000,000                 --                --
  Granted...............................     (1,254,110)         1,254,110              0.47
  Exercised.............................             --           (293,889)             0.33
  Canceled..............................        343,246           (343,246)             0.43
  Repurchased...........................         79,414                 --              0.03
                                             ----------          ---------            ------
Balance at December 31, 1998............      1,363,075          1,242,125              0.40
  Authorized............................      4,000,000                 --                --
  Granted...............................     (3,397,265)         3,397,265              9.74
  Exercised.............................             --           (791,370)             1.66
  Canceled..............................        652,531           (652,531)             0.79
  Repurchased...........................        146,354                 --              0.08
                                             ----------          ---------            ------
Balance at December 31, 1999............      2,764,695          3,195,489            $10.12
                                             ==========          =========            ======

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 1999

     The following table summarizes information about options outstanding at December 31, 1999 (shares in thousands):

                                       OPTIONS OUTSTANDING
                           -------------------------------------------        OPTIONS EXERCISABLE
                                                WEIGHTED                  ----------------------------
                                                 AVERAGE      WEIGHTED                        WEIGHTED
                                NUMBER          REMAINING     AVERAGE          NUMBER         AVERAGE
                             OUTSTANDING       CONTRACTUAL    EXERCISE      EXERCISABLE       EXERCISE
RANGE OF EXERCISE PRICE    AS OF 12/31/1999       LIFE         PRICE      AS OF 12/31/1999     PRICE
-----------------------    ----------------    -----------    --------    ----------------    --------
  $ 0.03 - $ 0.25                 222             7.48         $ 0.24            78            $ 0.24
  $ 0.55 - $ 0.73               1,530             9.10           0.69           592              0.69
  $ 4.56 - $14.00                 567             9.62           5.06           251              5.69
  $26.94 - $26.94                 751             9.78          26.94            29             26.94
  $64.88 - $64.88                 125             9.88          64.88             2             64.88
                                -----             ----         ------           ---            ------
  $ 0.03 - $64.88               3,195             9.27         $10.12           952            $ 2.88
                                =====             ====         ======           ===            ======

  1999 Employee Stock Purchase Plan

     On July 2, 1999, the Board of Directors approved the adoption of the Company's 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"). A total of 500,000 shares of common stock were reserved for issuance under the 1999 Purchase Plan, plus, commencing on January 1, 2000, annual increases equal to 1% of the Company's outstanding common shares on the preceding December 31. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 10% of their cash compensation, subject to certain maximum purchase limitations. Each offering period will have a maximum duration of 24 months and will consist of four six-month purchase periods. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the last day of each respective purchase period. This initial offering period began on September 22, 1999. At December 31, 1999, 500,000 shares have been reserved for and remain available for future issuance under the Plan.

  Stock Based Compensation

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the 1999 Purchase Plan, collectively called "options") granted subsequent to June 30, 1995 under the fair value method of that statement. The fair value of options granted during 1997 and 1998 reported below, has been estimated at the date of grant using the minimum value method option pricing model. The fair value of options granted in 1999, reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                       EMPLOYEE          EMPLOYEE STOCK
                                                    STOCK OPTIONS           PURCHASE
                                                 --------------------     PLAN SHARES
                                                 1997    1998    1999         1999
                                                 ----    ----    ----    --------------
Expected life (in years).......................    4       4        4         1.75
Risk-free interest rate........................  6.0%    6.0%     6.0%         6.0%
Volatility.....................................  N/A     N/A     0.60         0.60
Dividend yield.................................    0%      0%       0%           0%

     The weighted average fair value of options granted during the year ended December 31, 1997 with an exercise price equal to fair value of the company's stock on the date of grant was $0.06.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 1999

     The following table summarizes information about weighted average fair values and weighted average exercise prices of options granted in the years ended December 31, 1998 and 1999.

                                                            1998                      1999
                                            ------------------------------------    --------
                                                          WEIGHTED                  WEIGHTED
                                             WEIGHTED     AVERAGE      WEIGHTED     AVERAGE
                                             AVERAGE      EXERCISE     AVERAGE      EXERCISE
                                            FAIR VALUE     PRICE      FAIR VALUE     PRICE
                                            ----------    --------    ----------    --------
Exercise price equals fair value..........    $0.10        $0.26        $16.34       $31.72
Deemed fair value exceeds exercise
  price...................................    $2.86        $0.57        $ 6.98       $ 1.64

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                            YEARS ENDED DECEMBER 31,
                                      -------------------------------------
                                        1997          1998          1999
                                      ---------    ----------    ----------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net loss..................   $(5,496)     $(11,702)     $(54,405)
                                       =======      ========      ========
Pro forma basic and diluted net loss
  per share.........................   $ (6.20)     $  (9.14)     $  (8.64)
                                       =======      ========      ========

     Pro forma net loss represents the difference between compensation expense recognized under APB 25 and the related expense using the fair value method of SFAS No. 123 taking into account any additional tax effects of applying SFAS No.
123. The effects on pro forma disclosures of applying SFAS No. 123 for all years presented are not likely to be representative of the effects on pro forma disclosures of future years.

     In connection with the grant of certain options to employees during the years ended December 31, 1998 and 1999, the Company recorded deferred stock compensation of approximately $3,471,000 and $12,775,000, respectively, based on the difference between the exercise prices of those options at their respective grant dates and the deemed fair value for accounting purposes of the shares of common stock subject to such options. Such amounts are included as a reduction of stockholders' equity and are being amortized on a graded vesting method. The compensation expense of $1,133,000 and $6,403,000 during 1998 and 1999, respectively, relate to options awarded to employees in all operating expense categories, as well as employees in professional services. These amounts have not been separately allocated between operating expense categories.

  Shares Reserved for Future Issuance

     At December 31, 1998 and 1999, the Company has reserved common shares for issuance as follows:

                                                     DECEMBER 31,
                                                ----------------------
                                                  1998         1999
                                                ---------    ---------
Stock options:
  Outstanding.................................  1,242,125    3,195,489
  Available for grant.........................  1,363,075    2,764,695
  Employee Stock Purchase Plan................         --      500,000
                                                ---------    ---------
                                                2,605,200    6,460,184
                                                =========    =========

 5. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan which stipulates that all full-time employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to 20% of their salary on a pre-tax basis. The Company has the option to provide matching contributions but has not done so to date.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 1999

 6. INCOME TAXES

     The Company's income tax provision (benefit) differs from the income tax provision (benefit) determined by applying the U.S. federal statutory rate to the net loss as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1998       1999
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Tax provision (benefit) at U.S. statutory
  rate........................................  $(1,866)   $(3,857)   $(8,143)
Amortization of deferred compensation.........       --         --      2,177
Valuation allowance for deferred tax assets...    1,866      3,857      5,966
                                                -------    -------    -------
Tax provision (benefit).......................  $    --    $    --    $    --
                                                =======    =======    =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                           1998        1999
                                                          -------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
Net operating loss carryforwards........................  $ 5,800    $ 10,700
Tax credit carryforwards................................      400         700
Deferred revenue........................................      214         900
Capitalized research and development....................       --         300
Other accruals and reserves not deductible for tax
  purposes..............................................       86         600
                                                          -------    --------
Total gross deferred tax assets.........................    6,500      13,200
Less valuation allowance................................   (6,500)    (13,200)
                                                          -------    --------
  Net deferred tax assets...............................  $    --    $     --
                                                          =======    ========

     Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of December 31, 1998 and 1999 has been established to reflect these uncertainties. The valuation allowance increased by $3,600,000 and $6,700,000 during the years ended December 31, 1998 and 1999, respectively.

     As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $29,100,000 and $13,600,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $500,000 and $300,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2004, if not utilized.

     Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization.

 7. RELATED PARTY TRANSACTIONS

     In April 1998, the Company provided a $400,000 loan to an officer, who is also a stockholder, in exchange for a nonrecourse promissory note which is secured by security interest in common stock. The loan is due on

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 1999

the earlier of, April 2001, or ten days after the officer sells any common stock, and bears interest annually at 5.51%.

 8. LEGAL PROCEEDINGS

     On July 21, 1999, Timeline, Inc. filed a complaint against the Company in the United States District Court for the Western Division of Washington, alleging infringement by the Company of U.S. Patent No. 5,802,511 held by Timeline. The complaint alleged that the Company directly and indirectly infringed Timeline's patent claims by making, using, selling and offering to sell software products, both alone and in combination with third party software products, and further alleged that the Company induced infringement of the Timeline patent claims. Timeline requested permanent injunctions prohibiting the Company from directly or indirectly infringing the Timeline patent, and sought damages, exemplary damages, costs and attorneys' fees. Timeline further disclosed to the Company patent claims of a related pending patent application that Timeline expected to be issued and to be added to its claims. Based on the Company's preliminary investigation of this matter, it did not believe its products infringed any valid claims of the Timeline patent or of the pending patent application, and that it had other meritorious defenses to all claims made by Timeline. However, rather than pursue a course of protracted litigation, the Company, on August 30, 1999, settled this matter by paying Timeline $250,000 and agreeing to issue Timeline 40,000 shares of its common stock for a license to all of Timeline's patents and pending patent applications and a release of any claims of past infringement by its products of any of Timeline's patents and pending patent applications. The cost of the license is being amortized by the Company over its estimated useful life of five years. All of Timeline's claims against the Company have been dismissed with prejudice.

 9. PENDING ACQUISITION OF RUBRIC, INC.

     On December 9, 1999 the Company entered into a definitive agreement to acquire all the outstanding capital stock of Rubric, Inc. ("Rubric") in exchange for approximately 2,992,000 shares of its common stock and the issuance of options and warrants to purchase an additional approximately 608,000 shares of Broadbase common stock, in a transaction to be accounted for as a purchase business combination. Consummation of the transaction, which is subject to approval of the Rubric stockholders, is expected in February 2000.

     In connection with signing of the definitive agreement, the Company has as of December 31, 1999, loaned Rubric $1,000,000 under a note which is payable on June 9, 2000, or immediately if the merger between Broadbase and Rubric is not consummated. The note bears interest at a fixed rate per annum based on the "Prime Rate" reported in the Wall Street Journal in effect on December 9, 1999. The purpose of the loan is to fund Rubric's working capital requirements until closing of the merger which is expected no later than February 2000. This amount has been expensed in full on the accompanying statement of operations as a direct expense of the merger.

10. SUBSEQUENT EVENTS (UNAUDITED)

  Deferred Compensation on Stock Option Grants

     On January 4, 2000, in connection with the hiring of two new officers, the Company granted an aggregate of 300,000 options to purchase shares of Broadbase common stock at an exercise price of $54.00 per share. As a result of these option grants, the Company will record approximately $12,000,000 of deferred stock compensation, computed as the difference between the options' exercise price and the fair market value of the Company's stock on the date of grant. This amount will be recorded as a reduction of stockholder's equity and will be amortized over the options' vesting term, four years, on a graded vesting method.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 1999

  Completion of Acquisition of Rubric, Inc.

     On February 1, 2000, the Company completed the acquisition of Rubric, Inc., as discussed in Note 9, in exchange for the issuance of approximately 2,992,000 of its common stock and the issuance of options and warrants to purchase an additional approximately 608,000 shares of Broadbase common stock.

  Secondary Stock Offering.

     On February 18, 2000, the Company completed a secondary public offering of 3,450,000 shares of its common stock of which 1,950,000 shares were sold by the Company and 1,500,000 were sold by its stockholders. This public offering resulted in net proceeds to the Company of approximately $175.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Directors and Executive Officers. The information regarding our directors required by this item, which will be set forth in the section titled "Proposal No. 1 -- Election of Directors" in our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated into this report by reference. The information regarding executive officers required by this item, which will be set forth in the section titled "Executive Officers" in our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated into this report by reference.

     Promoters and Control Persons. We are not aware of any involvement by our promoters and control persons in any of the legal proceedings of the type required to be disclosed as of December 31, 1999.

     Compliance with Section 16(a) of the Exchange Act. The information required by this item, which will be set forth in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated into this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item, which will be set forth in the sections titled "Proposal No. 1 -- Election of Directors -- Director Compensation," "Executive Compensation" and "Employment Agreements" in our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item, which will be set forth in the section titled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item, which will be set forth in the section titled "Related Party Transactions" in our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        1. Financial Statements. See Index to Financial Statements at Item 8 on page 35 of this report.

        2. Financial Statement Schedules.

          See Schedule II -- Valuation and Qualifying Accounts on page 59 of this report. Other schedules have been omitted either because they are not required to be included, or because the information required is already included in the financial statements or related notes included under Item 8 of this report.

          3. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

        EXHIBIT
        NUMBER                     DESCRIPTION OF DOCUMENT
        -------                    -----------------------
         2.01    Agreement and Plan of Reorganization, dated December 9,
                 1999, between the Registrant, a wholly-owned subsidiary of the Registrant and Rubric, Inc.*
         3.01    Certificate of Incorporation, as filed with the Delaware
                 Secretary of State on June 28, 1999.*
         3.02    Certificate of Amendment of Certificate of Incorporation, as
                 filed with the Delaware Secretary of State on July 30, 1999
                 (incorporated by reference to Exhibit 3.04 to the
                 Registrant's registration statement on Form S-1 (File No.
                 333-82251), originally filed with the Commission on July 2,
                 1999, as subsequently amended).
         3.03    Certificate of Designation, as filed with the Delaware
                 Secretary of State on September 10, 1999 (incorporated by
                 reference to Exhibit 3.03 to the Registrant's registration statement on Form S-1 (File No. 333-82251), originally filed with the Commission on July 2, 1999, as subsequently
                 amended).
         3.04    Certificate of Retirement, as filed with the Delaware
                 Secretary of State on November 3, 1999 (incorporated by
                 reference to Exhibit 3.05 to the Registrant's registration statement on Form S-1 (File No. 333-82251), originally filed with the Commission on July 2, 1999, as subsequently
                 amended).
         3.05    Bylaws, as adopted on June 28, 1999 (incorporated by
                 reference to Exhibit 3.02 to the Registrant's registration statement on Form S-1 (File No. 333-82251), originally filed with the Commission on July 2, 1999, as subsequently
                 amended).
         4.01    Form of Specimen Certificate for the Registrant's common
                 stock.*
         4.02    Fourth Amended and Restated Investors' Rights Agreement,
                 dated June 30, 1999.*
         4.03    Series E Rights Agreement, dated June 30, 1999.*
        10.01    Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.*
        10.02    Broadbase Software, Inc. 1996 Equity Incentive Plan and
                 related forms of agreements.*
        10.03    Broadbase Software, Inc. 1999 Equity Incentive Plan and
                 related forms of agreements.*
        10.04    Broadbase Software, Inc. 1999 Employee Stock Purchase Plan
                 and related forms of agreements.*
        10.05    Rubric, Inc. 1997 Stock Option Plan* and related forms of
                 agreements (see Exhibit 10.08).

        EXHIBIT
        NUMBER                     DESCRIPTION OF DOCUMENT
        -------                    -----------------------
        10.06    Broadbase Software, Inc. Non-Plan Stock Option Agreement
                 between us and Greg Martin dated January 4, 2000
                 (incorporated into this report by reference to Exhibit 4.12 to the Registrant's registration statement on Form S-8 (File
                 No. 333-32120) filed with the Commission on March 10, 2000).
        10.07    Broadbase Software, Inc. Non-Plan Stock Option Agreement
                 between us and Rusty Thomas dated January 4, 2000
                 (incorporated into this report by reference to Exhibit 4.13 to the Registrant's registration statement on Form S-8 (File
                 No. 333-32120) filed with the Commission on March 10, 2000).
        10.08    Rubric, Inc. Stock Option Agreement between Rubric and Paul
                 Salsgiver, dated December 8, 1999 (incorporated into this
                 report by reference to Exhibit 4.14 to the Registrant's
                 registration statement on Form S-8 (File No. 333-32120)
                 filed with the Commission on March 10, 2000).
        10.09    Offer letter to Chuck Bay dated January 18, 1998
                 (incorporated into this report by reference to Exhibit 10.08 to the Registrant's registration statement on Form S-1 (File
                 No. 333-82251), originally filed with the Commission on July
                 2, 1999, as subsequently amended).
        10.10    Offer letter to Brian Kelly dated November 10, 1998
                 (incorporated into this report by reference to Exhibit 10.06 to the Registrant's registration statement on Form S-1 (File
                 No. 333-82251), originally filed with the Commission on July
                 2, 1999, as subsequently amended).
        10.11    Offer letter to Thomas Doyle dated April 12, 1999
                 (incorporated into this report by reference to Exhibit 10.07 to the Registrant's registration statement on Form S-1 (File
                 No. 333-82251), originally filed with the Commission on July
                 2, 1999, as subsequently amended).
        10.12    Separation Agreement between the Registrant and Bruce
                 Armstrong dated April 14, 1999 (incorporated into this
                 report by reference to Exhibit 10.09 to the Registrant's
                 registration statement on Form S-1 (File No. 333-82251),
                 originally filed with the Commission on July 2, 1999, as
                 subsequently amended).
        10.13    Amendment no Note and Stock Pledge Agreement between the
                 Registrant and Mark Kremer dated December 2, 1999
                 (incorporated into this report by reference to Exhibit 10.11 to the Registrant's registration statement on Form S-1 (File
                 No. 333-95125), originally filed with the Commission on
                 January 21, 2000, as subsequently amended).
        10.14    Employment Agreement between the Registrant and Chris Maeda dated December 9, 1999 (incorporated into this report by
                 reference to Exhibit 10.13 to the Registrant's registration statement on Form S-1 (File No. 333-95125), originally filed with the Commission on January 21, 2000, as subsequently
                 amended).
        10.15    Offer letter to Rusty Thomas dated January 4, 2000
                 (incorporated into this report by reference to Exhibit 10.14 to the Registrant's registration statement on Form S-1 (File
                 No. 333-95125), originally filed with the Commission on
                 January 21, 2000, as subsequently amended).
        10.16    Sublease between the Registrant and SaRonix dated June 1,
                 1998 (incorporated into this report by reference to Exhibit
                 10.05 to the Registrant's registration statement on Form S-1
                 (File No. 333-82251), originally filed with the Commission on July 2, 1999, as subsequently amended).

        EXHIBIT
        NUMBER                     DESCRIPTION OF DOCUMENT
        -------                    -----------------------
        10.17    Broadbase Partner Agreement between the Registrant and Indux
                 International, Inc. dated June 2, 1998, as amended
                 (incorporated into this report by reference to Exhibit 10.09 to the Registrant's registration statement on Form S-1 (File
                 No. 333-82251), originally filed with the Commission on July
                 2, 1999, as subsequently amended).
        21.01    List of subsidiaries of the Registrant.**
        23.01    Consent of Ernst & Young LLP, Independent Auditors.
        24.01    Power of Attorney (see page 58 of this report).
        27.01    Financial Data Schedule.**

---------------
 * Incorporated by reference to the exhibit of the same number to the Registrant's registration statement on Form S-1 (File No. 333-82251), originally filed with the Commission on July 2, 1999, as subsequently amended.

** Incorporated by reference to the exhibit of the same number to the Registrant's registration statement on Form S-1 (File No. 333-95125), originally filed with the Commission on January 21, 2000, as subsequently amended.

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March, 2000.

                                          BROADBASE SOFTWARE, INC.

                                          By:         /s/ CHUCK BAY
                                            ------------------------------------
                                                         Chuck Bay
                                                Chief Executive Officer and
                                                          President

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chuck Bay and Rusty Thomas, jointly and severally, his attorney in fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
            PRINCIPAL EXECUTIVE OFFICER:

                    /s/ CHUCK BAY                         Chief Executive Officer,      March 13, 2000
-----------------------------------------------------     President and a Director
                      Chuck Bay

           PRINCIPAL FINANCIAL OFFICER AND
            PRINCIPAL ACCOUNTING OFFICER:

                  /s/ RUSTY THOMAS                      Executive Vice President and    March 13, 2000
-----------------------------------------------------      Chief Financial Officer
                    Rusty Thomas

                     DIRECTORS:

                   /s/ MARK KREMER                          Chairman of the Board       March 13, 2000
-----------------------------------------------------           of Directors
                     Mark Kremer

                  /s/ KEVIN HARVEY                                Director              March 13, 2000
-----------------------------------------------------
                    Kevin Harvey

                    /s/ PAUL LEVY                                 Director              March 13, 2000
-----------------------------------------------------
                      Paul Levy

                /s/ NANCY SCHOENDORF                              Director              March 13, 2000
-----------------------------------------------------
                  Nancy Schoendorf

                            BROADBASE SOFTWARE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                              AMOUNTS
                                                 BALANCE     CHARGED TO
                                                   AT         REVENUE,       WRITE-OFFS       BALANCE
                                                BEGINNING     COSTS OR          AND           AT END
                 DESCRIPTION                    OF PERIOD     EXPENSES       RECOVERIES      OF PERIOD
                 -----------                    ---------    ----------    --------------    ---------
Allowance for Doubtful Accounts:
  Year Ended December 31, 1997................   $    --      $    --            $--          $    --
  Year Ended December 31, 1998................   $    --      $50,000            $--          $50,000
  Year Ended December 31, 1999................   $50,000      $    --            $--          $50,000

     This schedule should be read in conjunction with our financial statements and related notes included under Item 8 of this report.

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                        DESCRIPTION OF DOCUMENT
         -------                       -----------------------
        23.01        Consent of Ernst & Young LLP, Independent Auditors.
        24.01        Power of Attorney (see page 58 of this report).