Form 10-Q
period 2000-03-31
BROADBASE SOFTWARE INC
filed 2000-05-11
CIK 1076016

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________ .

                        Commission file number: 000-26789

                            BROADBASE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                       77-0417081
(State or other jurisdiction of                         (I.R.S. Employee
 incorporation or organization)                        Identification No.)

                             181 Constitution Drive
                              Menlo Park, CA 94025
           (Address of principal executive offices including zip code)

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


YES   [X]            NO  [ ]


Number of shares of Registrant's common stock outstanding as of April 30, 2000:
46,513,123

(Reflects a two-for-one stock split of the Registrant's common stock, effected in the form of a stock dividend which occurred on April 7, 2000)

                            BROADBASE SOFTWARE, INC.
                                    FORM 10-Q
                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets at March 31, 2000 and
          December 31, 1999..................................................   3

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2000 and March 31, 1999...............   4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2000 and March 31, 1999...............   5

          Notes to Condensed Consolidated Financial Statements...............   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................   9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........  21

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..................................................  21

Item 2.   Changes in Securities and Use of Proceeds..........................  22

Item 3.   Defaults upon Senior Securities....................................  22

Item 4.   Submission of Matters to a Vote of Security Holders................  22

Item 5.   Other Information..................................................  22

Item 6.   Exhibits and Reports on Form 8-K...................................  23

          Signatures.........................................................  24

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            BROADBASE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                         MARCH 31,        DECEMBER 31,
                                                           2000              1999(1)
                                                         ---------         ---------
                                                        (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                             $ 217,693         $  76,642
   Short-term investments                                   19,302                --
   Accounts receivable, net                                  8,067             2,712
   Prepaid expenses and other current assets                 2,221             1,239
                                                         ---------         ---------
     Total current assets                                  247,283            80,593
Property and equipment, net                                  5,660             2,868
Restricted cash                                                633               633
Other assets                                               350,490               676
                                                         ---------         ---------
     Total assets                                        $ 604,066         $  84,770
                                                         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $     668         $     559
   Accrued compensation                                      6,280             2,919
   Accrued expenses                                         10,486             2,341
   Current portion of bank line of credit,
      notes payable and capital lease obligations            1,133               749
   Deferred revenue                                          6,573             4,663
                                                         ---------         ---------
     Total  current liabilities                             25,140            11,231
                                                         ---------         ---------

Bank line of credit, notes payable and capital
   lease obligations                                           501               333

                                                         ---------         ---------
     Total liabilities                                      25,641            11,564
                                                         ---------         ---------

Stockholders' equity:
Common stock                                                    23                17
Additional paid-in capital                                 674,198           124,297
Deferred stock compensation                                (16,185)           (8,710)
Notes receivable from stockholders                            (276)             (693)
Accumulated other comprehensive loss                          (205)              (33)
Accumulated deficit                                        (79,130)          (41,672)
                                                         ---------         ---------
     Total stockholders' equity                            578,425            73,206
                                                         ---------         ---------
     Total liabilities and stockholders' equity          $ 604,066         $  84,770
                                                         =========         =========


See accompanying notes to the Condensed Consolidated Financial Statements.

(1) The balance sheet at December 31, 1999 has been derived from the audited financial statements as of that date.

                            BROADBASE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    2000             1999
                                                                  --------         --------
Net revenue:
     License                                                      $  4,520         $  1,126
     Professional services                                           1,119              145
     Maintenance                                                       662              215
                                                                  --------         --------
        Total net revenue                                            6,301            1,486
Cost of revenue:
    License                                                            607              260
    Professional services (1)                                        1,531              273
    Maintenance (2)                                                    288              118
    Amortization of acquired core and developed technology             264               --
                                                                  --------         --------
Total cost of revenue                                                2,690              651
                                                                  --------         --------
     Gross margin                                                    3,611              835
                                                                  --------         --------

Operating expenses:
     Sales and marketing (3)                                         7,578            2,656
     Research and development (4)                                    2,764            1,188
     General and administrative (5)                                  1,126              494
     Amortization of deferred stock compensation                     3,510              925
     Amortization of intangible assets and goodwill                 11,896               --
     Acquired in-process research and development                   10,057               --
     Merger expenses                                                 6,184               --
                                                                  --------         --------
Total operating expenses                                            43,115            5,263
                                                                  --------         --------

Loss from operations                                               (39,504)          (4,428)
Interest income                                                      2,179              113
Interest expense                                                      (133)            (260)
                                                                  --------         --------
Net loss                                                          $(37,458)        $ (4,575)
                                                                  ========         ========

Basic and diluted net loss per share                              $  (0.92)        $  (1.29)
                                                                  ========         ========

Weighted-average shares used in computing
     basic and diluted net loss per share                           40,532            3,554
                                                                  ========         ========



(1) Excludes $842,000 and $37,000 of amortization of deferred stock compensation in 2000 and 1999, respectively.

(2) Excludes $26,000 and $17,000 of amortization of deferred stock compensation in 2000 and 1999, respectively.

(3) Excludes $889,000 and $357,000 of amortization of deferred stock compensation in 2000 and 1999, respectively.

(4) Excludes $365,000 and $332,000 of amortization of deferred stock compensation in 2000 and 1999, respectively.

(5) Excludes $1,387,000 and $182,000 of amortization of deferred stock compensation in 2000 and 1999, respectively.



See accompanying notes to the Condensed Consolidated Financial Statements.

                            BROADBASE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   2000              1999
                                                                                 ---------         ---------
OPERATING ACTIVITIES:
    Net loss                                                                     $ (37,458)        $  (4,575)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization of deferred stock compensation                                  3,510               925
        Depreciation and amortization                                                  451               201
        Acquired in-process research and development                                10,057                --
        Amortization of acquired core and developed technology                         264
        Amortization of intangible assets and goodwill                              11,896                --
        Value of common stock issued in severance agreement                            276
    Changes in balance sheet items:
            Accounts receivable                                                     (4,283)             (344)
            Prepaid expenses and other current assets                                 (302)             (171)
            Accounts payable                                                        (5,528)               14
            Accrued expenses                                                         6,067               749
            Deferred revenue                                                         1,413               440
            Proceeds from sublease deposit                                             103                --
                                                                                 ---------         ---------
                Net cash used in operating activities                              (13,534)           (2,761)

INVESTING ACTIVITIES:
     Purchase of short-term investments                                            (19,428)               --
     Purchases of property and equipment                                            (1,813)             (205)
                                                                                 ---------         ---------
                Net cash used in investing activities                              (21,241)             (205)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock upon exercise of options                    167                15
    Proceeds from issuance of common stock from employee stock purchase
      program                                                                          322                --
    Proceeds from issuance of common stock in secondary public  offering,
      net                                                                          175,204                --
    Payments to repurchase unvested common stock                                        --                (8)
    Repayment of  notes receivable from stockholders                                   417                --
    Payments on notes payable                                                          (82)             (169)
    Principal payments on capital lease obligations                                    (17)              (16)
    Principal payments on equipment line of credit                                    (139)               --
                                                                                 ---------         ---------
                      Net cash provided by financing activities                    175,872              (178)

    Effect of foreign exchange rate changes on cash and cash equivalents               (46)                9
                                                                                 ---------         ---------
    Net increase in cash and cash equivalents                                      141,051            (3,135)
Cash and cash equivalents:
     Beginning of period                                                            76,642            13,990
                                                                                 ---------         ---------
     End of period                                                               $ 217,693         $  10,855
                                                                                 =========         =========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                      $      31         $      98
Supplemental schedule of non cash investing and financing activities:
     Purchase of equipment under capital leases                                         --         $      18
     Issuance of common stock in connection with purchase
        business combination                                                     $ 362,953                --



See accompanying notes to the Condensed Consolidated Financial Statements

                            BROADBASE SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

   Broadbase Software, Inc. (the "Company") was incorporated on November 28, 1995 and develops and markets customer-focused analytic and marketing automation applications that analyze customer data from multiple touch points, and use that information to execute marketing campaigns, improve online merchandizing and content, increase site stickiness and personalize customer interactions.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 13, 2000. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of results to be expected for the full fiscal year of 2000 or any future period.

     In January 2000, the Company's Board of Directors approved a two-for-one stock split of the Company's outstanding shares payable in the form of a dividend of one additional share of the Company's common stock for every share owned by stockholders. The stock split became effective on April 7, 2000. All share and per share data have been adjusted retroactively to reflect this split.


2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive loss in stockholders' equity. Interest, dividend and realized gains and losses are included in interest income.

The following is a summary of available-for-sale securities (in thousands)

Cash equivalents:
          Money market funds                           $107,808
          Short-term taxable municipals                  46,322
          Commercial paper                               59,547
                                                       --------
                   Total cash equivalents              $213,677
                                                       ========

Short-term investments
          Corporate bonds                              $ 14,307
          Government agencies                             4,995
                                                       --------
                   Total short-term investments        $ 19,302
                                                       ========


3. ACCUMULATED OTHER COMPREHENSIVE LOSS

    The following are the components of comprehensive loss (in thousands):

                                         Three months ended
                                      March 31,        March 31,
                                        2000             1999
                                      --------         --------
Net loss                              $(37,458)        $ (4,575)
Unrealized loss on investments            (126)              --
Translation gain (loss)                    (46)               9
                                      --------         --------
         Comprehensive loss           $(37,630)        $ (4,566)
                                      ========         ========

    The components of accumulated other comprehensive loss are as follows (in thousands):

                                                          March 31,
                                                             2000
                                                          ---------
Cumulative unrealized loss on investments                   $(126)
Cumulative translation loss                                   (79)
                                                            -----
          Total accumulated other comprehensive loss        $(205)
                                                            =====


4. NET LOSS PER SHARE

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

The following table sets forth the computation of net loss per share (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED
                                                           MARCH  31,
                                                   -------------------------
                                                     2000             1999
                                                   --------         --------
Basic and diluted net loss per share:
Net loss                                           ($37,458)         ($4,575)
Weighted-average shares of common stock
  outstanding                                        41,540            5,570
Less weighted-average shares subject to
  repurchase                                         (1,008)          (2,016)
Weighted-average shares of common stock
    outstanding used in computing basic and
    diluted net loss per share                       40,532            3,554
                                                   --------         --------
Basic and diluted net loss per share                 ($0.92)          ($1.29)
                                                   ========         ========


5. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2, "Software Revenue Recognition", to require recognition of revenue using the "residual method" when certain criteria are met. SOP 98-9 also amends SOP 98-4, an earlier amendment to SOP 97-2, which extended the deferral of the application of certain passages of SOP 97-2. The Company adopted the provisions of SOP 98-9 as of January 1, 2000, which did not have a material affect on our financial position, results of operations or cash flows.

      In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principals to revenue recognition in financial statements. The Company has reviewed SAB 101 and has determined that it is in compliance with its requirements. Therefore, the application of SAB 101 will have no impact on the Company's consolidated results of operations.


6.  DEFERRED COMPENSATION ON STOCK OPTION GRANTS

      On January 4, 2000, in connection with the hiring of two new officers, the Company granted an aggregate of 600,000 options to purchase shares of Broadbase common stock at an exercise price of $27.00 per share. As a result of these option grants, the Company recorded approximately $12.0 million of deferred stock compensation, computed as the difference between the options' exercise price and the fair market value of the Company's stock on the date of grant. This amount will be amortized to compensation expense over the options' vesting term, four years, on a graded vesting method.

7. SECONDARY STOCK OFFERING

   On February 18, 2000, the Company completed a secondary public offering of 6,900,000 shares of its common stock of which 3,900,000 shares were sold by the Company and 3,000,000 were sold by its stockholders at a price of $47.50 per share. Offering proceeds to the Company, net of aggregate underwriters discounts and commissions and related offering expenses, were approximately $175.2 million.


8. ACQUISITION OF RUBRIC, INC.

     On February 1, 2000, the Company completed its acquisition of Rubric, Inc., a Delaware corporation ("Rubric"), a leading provider of e-marketing software applications. The Company entered into an Agreement and Plan of Reorganization with Rubric on December 9, 1999 (the "Merger Agreement").

       In connection with the acquisition, the Company issued approximately 6.0 million shares of its common stock in exchange for all outstanding shares of Rubric capital stock, and converted outstanding options and warrants to acquire Rubric capital stock into options and warrants to acquire approximately 1.2 million shares of the Company's common stock. Of the shares issued, approximately 600,000 shares of the Company's common stock are being held in escrow for a period of one year following the acquisition for the purpose of providing a fund against which the Company may seek indemnification from former Rubric stockholders for any breaches of representations, warranties or covenants under the Merger Agreement.

         The transaction was accomplished by merging a wholly owned subsidiary of the Company into Rubric. Rubric survived the merger and became a wholly owned subsidiary of the Company. The Company accounted for the transaction as a purchase, and the merger is intended to qualify as a tax-free reorganization. Under the purchase method, the purchase price of Rubric was allocated to the specific tangible and intangible assets acquired and liabilities assumed from Rubric pursuant to an independent valuation. The total Rubric purchase price was $371.8 million and included $301.7 million for the issuance of our common stock, $61.3 million for the exchange of options to purchase our common stock and $8.8 million of acquisition related costs consisting primarily of direct transactions costs and involuntary termination benefits. As a result the Company recorded a charge to operations upon consummation of the transaction related to acquired in-process research and development of approximately $10.1 million. Also, the Company incurred merger-related costs of approximately $7.2 million, of which $1.0 million were included in the Company's 1999 results of operations. This amount included $2.0 million of payments to Rubric to fund its working capital requirements prior to the close of the merger, $2.2 million of employee bonuses paid upon successful completion of the merger, $800,000 of costs to announce the merger, and $2.2 million of costs associated with combining the operations of the two companies including $1.4 million for assumed customer integration costs, $400,000 for severance and related costs and $400,000 for write-off of redundant assets and other costs. The Company expects to incur additional merger related costs in the second quarter of 2000 as it completes Rubric-committed product implementations. In addition, the Company recorded approximately $362.0 million of intangible assets and goodwill on its balance sheet, which will result in amortization expense of approximately $66.9 million for 2000, $72.7 million for 2001, $72.7 million for 2002, $72.1 million for 2003, $71.6 million for 2004 and
$6.0 million for 2005. Accumulated amortization of intangible assets and goodwill totaled $12.2 million at March 31, 2000.

   The following unaudited pro forma summary results of operations data have been prepared assuming that the Rubric acquisition had occurred at the beginning of the periods presented. The consolidated results are not necessarily indicative of results of future operations nor of results that would have been occurred had the acquisition been consummated as of the beginning of the periods presented. The pro forma information excludes the impact of the one-time charges related to in-process research and development costs of $10.1 million and the merger related costs of approximately $7.2 million


                                               Three months ended
                                            -------------------------
                                            March 31,       March 31,
                                              2000            1999
                                            --------        ---------
                                               (in thousands, except
                                                 per share data)
Net revenue                                 $  6,587         $  1,808
Net loss                                    $(30,751)        $(24,738)
Basic and diluted net loss per share        $  (0.76)        $  (2.59)

9. PENDING ACQUISITION OF APERIO, INC.

     On March 27, 2000, the Company entered into a definitive agreement to acquire all the outstanding capital stock of Aperio, Inc. in exchange for approximately 550,000 shares of its common stock and the issuance of options to purchase an additional approximately 130,000 shares of the Company's common stock, in a transaction to be accounted for as a purchase business combination. Consummation of the transaction, which is subject to receiving any necessary regulatory approvals and other customary closing conditions, is expected in May or June 2000.

10. SUBSEQUENT EVENT

      On May 3, 2000, in connection with the desired retention of employees whose primary equity participation in the Company is "out of the money" options, the Company granted an aggregate of 806,000 options to purchase shares of Broadbase common stock at an exercise price of $1.00 per share. The Company did not cancel or modify any outstanding stock options in connection with these new option grants. As a result of these option grants, the Company will record approximately $12.3 million of deferred stock compensation, computed as the difference between the options' exercise price and the fair market value of the Company's stock on the date of grant. This amount will be amortized to compensation expense over the options' vesting term, two to four years, on a graded vesting method.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes included under Item 1 of this report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe," "expect," "anticipate," "intend," "plan" and similar expressions. These forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in "Risk Factors That May Affect Future Results" and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this report.


OVERVIEW

   We incorporated in November 1995 and from that date through December 1997 were in the development stage, conducting research and developing our initial products. In the fourth quarter of 1997, we introduced Foundation. This software product was originally designed to enable organizations to build and manage datamarts for their customer information. In the third quarter of 1998, we began offering applications, built on Foundation, which provide analysis for customer relationship management. In May 1999 we expanded our suite by introducing new applications designed for Internet sales channels, Internet marketing and other customer-focused e-business applications, as well as new versions of our existing applications. Throughout these periods, we expanded our organization by hiring personnel in key areas, particularly sales, marketing and research and development. We grew from a total of 41 full-time employees at December 31, 1997 to 75 full-time employees at December 31, 1998 to 131 full-time employees at December 31, 1999. As of March 31, 2000 we had 214 full-time employees and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth, we are investing in and implementing scaleable operational systems, procedures and controls.

   Our revenue comes principally from licenses of our software products, with the balance coming from maintenance and professional services. We adopted the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", as amended by SOP No. 98-4, "Deferral of the Effective Date of Certain Provisions of SOP No. 97-2" and SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions", which requires recognition of revenue using the residual method when certain criteria are met. Under SOP No. 97-2 we recognize license revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant company obligations with regard to installation or implementation of the software remain, the fee is fixed or determinable and collectibility is probable. In a typical application license transaction, our professional services group connects our product to the customer's systems and data sources. Upon completion of that connection, no significant obligations remain with respect to implementation, and we recognize the revenue related to that license. The actual connection process can often be completed in two to four weeks. However, the timing of the commencement and completion of this process is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel following delivery of the software. As a result, we typically do not recognize the license revenue from an application license until one to three months after our product is shipped to the customer. License revenue generated by distributors and other resellers is recognized upon receipt of a reseller report of sale and our shipment of the licensed software. Maintenance and support revenue associated with new product licenses and maintenance revenue resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period. Professional services revenue is recognized when services are performed.

   Currently, businesses that license our products generally license one or more Broadbase applications, together with Foundation and adapters to interface with the customers' existing data sources. Customers generally receive nonexclusive, perpetual licenses to use our products for a specified number of servers and named concurrent users. After the initial license, they may purchase licenses for additional servers and users as needed. In addition, customers often purchase professional services from us, including training services, although they may use other consulting organizations. Customers that license our products also usually purchase maintenance contracts, which provide software upgrades, when and if available, and technical support over a stated term, typically 12 months.

   We sell our products through our direct sales force and through indirect sales channels. Direct sales are made by our direct sales force in North America, Germany, the United Kingdom and the Netherlands. Our indirect sales channels include software application vendors, resellers and distributors located in the United States, Japan and the Netherlands. Sales through indirect sales channels accounted for approximately 17% of our total net revenue for the three months ended March 31, 2000.

   Revenue from customers outside North America represented 26% of our total net revenue for the three months ended March 31, 2000. Approximately 61% of our international revenue was derived from our direct and indirect sales force in Europe and 39% of our international revenue was derived from sales by our distributors in Japan. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct and indirect international sales channels. International revenue may not, however, increase as a percentage of total net revenue.

   We have experienced substantial net losses since our inception due to the significant costs incurred to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments and the costs associated with our acquisition of Rubric, Inc. As of March 31, 2000, we had an accumulated deficit of $79.1 million. We expect to continue to incur substantial losses for the foreseeable future.


RECENT EVENTS

   On February 1, 2000, we acquired privately-held Rubric, Inc. Rubric's product automates the planning, execution and measurement of marketing campaigns. In connection with this acquisition, we issued approximately 6.0 million shares of our common stock in exchange for all outstanding shares of Rubric capital stock, and converted all outstanding options and warrants to acquire Rubric capital stock into options and warrants to purchase approximately 1.2 million shares of our common stock. We accounted for the transaction as a purchase, and the acquisition is intended to qualify as a tax-free reorganization.

   On February 18, 2000, we completed a secondary public offering of 6,900,000 shares of our common stock of which 3,900,000 shares were sold by Broadbase and 3,000,000 were sold by our stockholders at a price of $47.50 per share. Offering proceeds to Broadbase, net of aggregate underwriters discounts and commissions and related offering expenses, were approximately $175.2 million.

   On March 27, 2000, we entered into a definitive agreement to acquire all the outstanding capital stock of Aperio, Inc. in exchange for approximately 550,000 shares of our common stock and the issuance of options to purchase approximately 130,000 shares of our common stock, in a transaction to be accounted for as a purchase business combination. Consummation of the transaction, which is subject to receiving any necessary regulatory approvals and other customary closing conditions, is expected in May or June 2000.


RESULTS OF OPERATIONS

NET REVENUE

   License. Net license revenues increased from $1.1 million in the first quarter of 1999 to $4.5 million in the first quarter of 2000. This increase is attributable to increases in the number of customers licensing our products, and the increase in the average revenue per license transaction. The increase in customers reflects the expansion of our direct sales force and our indirect sales channels, and the increase in the average revenue per license transaction results from our customers' licensing our applications together with Foundation. In addition, both the increase in number of customers and the average revenue per license transaction reflects our introductions of new e-business applications. We intend to continue to expand both our direct and indirect sales channels.

   Professional services. Professional services revenue is recognized as the services are performed. Professional services revenue increased from $145,000 in the first quarter of 1999 to $1.1 million in the first quarter of 2000. The growth in professional services revenue in the three months ended March 31, 2000 compared to the same period of 1999 reflects the expansion of our installed base of customers.

   Maintenance. Maintenance revenue is recognized on a straight-line basis over the period support is provided, usually one year. Maintenance revenue increased from $215,000 in the first quarter of 1999 to $662,000 in the first quarter of 2000. The growth in maintenance revenue in the three months ended March 31, 2000 compared to the same period of 1999 reflects the expansion of our installed base of customers.


COST OF REVENUE

   Cost of license. The cost of licenses consists primarily of royalties paid to third parties and the cost of product manuals, media, packaging and shipping. The cost of licenses increased from $260,000 in the first quarter of 1999 to $607,000 in the first quarter of 2000, primarily as a result of increased license revenue. Our cost of licenses has varied significantly from quarter to quarter. These variations are due primarily to changes in the mix of products sold, since our products require payment of royalties to third parties at differing rates.

   Cost of professional services. The cost of professional services consists primarily of personnel costs associated with providing consulting services and training services. The cost of professional services increased from $273,000 in the first quarter of 1999 to $1.5 million in the first quarter of 2000, primarily as a result of the hiring of additional professional services personnel to support our growing customer base. Full time professional services personnel grew from 6 at March 31, 1999 to 27 at March 31, 2000. We plan to continue expanding our professional services group and, accordingly, expect the dollar amount of our cost of professional services to increase.

   Cost of maintenance. The cost of maintenance consists primarily of personnel costs associated with providing maintenance and support services. The cost of maintenance increased from $118,000 in the first quarter of 1999 to $288,000 in the first quarter of 2000, primarily as a result of the hiring additional support personnel to support our growing customer base. Full time support personnel grew from 4 at March 31, 1999 to 7 at March 31, 2000. We plan to continue expanding our maintenance and support group and, accordingly, expect the dollar amount of our cost of maintenance to increase.

   Amortization of acquired core and developed technology. Amortization of acquired core and developed technology was $0 for the three months ended March 31, 1999 and $264,000 for the three months ended March 31, 2000. For the three months ended March 31, 2000, the amount represents two months of amortization of the acquired developed technology recorded upon the acquisition of Rubric on February 1, 2000. The useful life of the acquired core and developed technology acquired is 1 and 5 years, respectively.

OPERATING EXPENSES AND OTHER ITEMS

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, bonuses, commissions, travel, promotional expenses and the facilities cost for the various domestic and international field sales offices. Sales and marketing expenses increased from $2.7 million in the first quarter of 1999 to $7.6 million in the first quarter of 2000. These increases in sales and marketing expenses resulted primarily from higher salary, recruiting, benefits, travel and facilities costs associated with the hiring of additional sales and marketing personnel, the expansion of our domestic and international sales organizations, and increased marketing programs. Full time sales and marketing personnel grew from 30 at March 31, 1999 to 84 at March 31, 2000. We plan to continue expanding our sales and marketing organization, and expect our sales and marketing expenses to increase.

   Research and development. Research and development expenses consist primarily of salaries for development personnel and related costs associated with the development of new products, the enhancement of existing products, localization, quality assurance and testing. Research and development expenses increased from $1.2 million in the first quarter of 1999 to $2.8 million in the first quarter of 2000. These increases in research and development expenses were due to the hiring of additional personnel and to other expenses associated with the development of new products. Full time research and development personnel grew from 27 at March 31, 1999 to 75 at March 31, 2000. We plan to continue expanding our research and development organization, and expect our research and development expenses to increase.

   General and administrative. General and administrative expenses consist primarily of salaries of executive, financial, human resource and information services personnel as well as outside professional fees. General and administrative expenses increased from $494,000 in the first quarter of 1999 to $1.1 million in the first quarter of 2000. These increases in general and administrative expenses were primarily due to increased staffing required to support our expanded operations in the United States and abroad and increased costs of outside professional services and costs to utilize additional management information systems services. Our full time general and administrative personnel grew from 11 at March 31, 1999 to 20 at March 31, 2000.

   Amortization of deferred compensation. We amortized deferred compensation expense of approximately $3.5 million for the three months ended March 31, 2000. This compensation expense relates to options awarded to individuals in all operating expense categories. In addition, in connection with the hiring of two new officers, we granted options to purchase common stock in the first three months of 2000 for which we recorded additional deferred compensation of approximately $12.0 million and in May 2000, in connection with the desired retention of employees whose primary equity participation in Broadbase is "out of the money" options, we granted options to purchase common stock for which we will record approximately $12.3 million of deferred stock compensation in the second quarter of 2000. Deferred compensation is computed as the difference between the options' exercise price and the fair market value of our stock on the date of grant and is amortized to compensation expense using a graded vesting method over the vesting periods of the options.

   Amortization of intangible assets and goodwill. Amortization of intangible assets and goodwill was $0 for the three months ended March 31, 1999 and $11.9 million for the three months ended March 31, 2000. For the three months ended March 31, 2000, the amount represents two months of amortization of the specifically identified intangible assets and goodwill recorded upon the acquisition of Rubric on February 1, 2000, based upon an independent valuation. The estimated useful lives of the goodwill and other intangibles are 3 to 5 years. We expect to record additional intangible assets and goodwill in connection with our proposed acquisition of Aperio expected to close in May or June 2000.

   Acquired in-process research and development. Acquired in-process research and development was $0 for the three months ended March 31, 1999 and $10.1 million for the three months ended March 31, 2000. For the three months ended March 31, 2000, the amount represents one time charges recorded upon the acquisition of Rubric related to in-process research and development which had not reached technological feasibility and, in the opinion of management, had no alternative future use.

   Merger expenses. In connection with the acquisition of Rubric we recorded merger and integration costs of approximately $7.2 million of which $1 million was expensed in the fourth quarter of 1999 and $6.2 million was expensed in the first quarter of 2000. This amount included $2.0 million of payments to Rubric to fund its working capital requirements prior to the close of the merger, $2.2 million of employee bonuses paid upon successful completion of the merger, $800,000 of costs to announce the merger, and $2.2 million of costs associated with combining the operations of the two companies including $1.4 million for customer integration costs, $400,000 for severance and related costs and $400,000 for write-off of redundant assets and other costs. We expect to incur additional merger related costs in the second quarter of 2000 as we complete Rubric-committed product implementations.

   Interest income. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest income increased from $113,000 in the first quarter of 1999 to $2.2 million in the first quarter of 2000 due to higher invested cash balances in 2000 as a result of the investment of proceeds of $57.8 million from our initial public offering in September 1999 and the investment of proceeds of $175.2 million from our secondary public offering in February 2000.

   Interest expense. Interest expense decreased from $260,000 in the first quarter of 1999 to $133,000 in the first quarter of 2000 due primarily to the conversion, upon our initial public offering in September 1999, of $8.3 million of convertible debentures issued in December 1998.

   Income taxes. There was no federal income tax provision in any period presented due to our net operating losses. We had deferred tax assets of approximately $13.2 million as of December 31, 1999. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 1999, has been established to reflect these uncertainties. Our deferred tax assets primarily relate to net operating loss and tax credit carryforwards. As of December 31, 1999, we had federal net operating loss carryforwards of approximately $29.1 million and state net operating loss carryforwards of approximately $13.6 million. We also had federal and state research and development tax credit carryforwards of approximately $500,000 and $300,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2004, if not utilized. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES


   Net cash used in operating activities totaled $13.5 million and $2.8 million in the first three months of 2000 and 1999, respectively. In the first three months of 2000, net cash used in operating activities resulted primarily from our net loss of $37.5 million and increase in accounts receivable of $4.3 million offset in part by the non cash write-off of acquired in-process research and development of $10.1 million and the non cash amortization of intangible assets and goodwill of $11.9 million recorded in connection with our acquisition of Rubric on February 1, 2000, and to a lesser extent the amortization of deferred stock compensation of $3.5 million. In the first three months of 1999, net cash used in operating activities resulted primarily from our net loss of $4.6 million offset in part by the amortization of deferred stock compensation as well as increases in current liabilities, including deferred revenue and accrued expenses. The increase in deferred revenue consisted primarily of prepayments of licenses from Japanese distributors and prepayment of maintenance fees.

   Our investing activities used cash of $21.2 million and $205,000 in the first three months of 2000 and 1999, respectively. Net cash used in investing activities in the first three months of 2000 was the result of the purchase of short term investments of $19.4 million and capital expenditures of $1.8 million for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements. For the first three months of 1999 net cash used in investing activities was primarily due to capital expenditures.

   Our financing activities provided net cash of $175.9 million in the first three months of 2000 and used cash of $178,000 in the first three months 1999. Net cash provided from financing activities in the first three months of 2000 resulted primarily from the net proceeds of $175.2 million from our secondary public offering in February 2000 and to a lesser extent the proceeds from the issuance of common stock from the employee stock purchase program and the repayment of notes receivable from our stockholders. Net cash used by financing activities in the first three months of 1999 resulted primarily from the payments on notes payable.

   As of March 31, 2000, we had $237.0 million of cash, cash equivalents and short-term investments. We believe that cash, cash equivalents and short-term investments on hand will be sufficient to fund our operations, including working capital and capital equipment purchase requirements for the next 12 months. However, we may need to raise additional funds in future periods through public or private financing, or other arrangements to fund our operations and potential acquisitions, if any, over a long-term basis until we achieve profitability, if ever. We cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

RISKS RELATED TO OUR BUSINESS

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED.

   We are still in the early stages of our development. Our revenue and income potential is unproven and depends on emerging, rapidly changing markets and on acceptance of products that we have only recently introduced. Because our operating history is limited and our product offerings are evolving, it is difficult to evaluate our business and our future prospects. Additionally, because we have only recently introduced our products, it is difficult to predict whether our products will continue to be accepted by the market and the level of revenues we can expect to derive from sales of our products.

   Rubric was also in the early stages of its development and had licensed its eMA product to a limited number of customers. It is difficult to predict the effect our recent acquisition of Rubric will have on our business.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

   We incurred net losses and losses from operations for each period from our inception through the first three months of 2000. As of March 31, 2000, we had accumulated net losses of approximately $79.1 million. We have not achieved profitability and we expect to continue to incur substantial losses for the foreseeable future. We expect to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, we will need to significantly increase our revenue to achieve profitability. Although our revenue grew significantly in 1999 and the first three months of 2000, our growth may not continue at the current rate or at all.

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

Our quarterly revenue increased 324% from the first quarter of 1999 to the first quarter of 2000. We do not believe that this rate of growth is indicative of the growth in revenues, if any, that we can expect in the future. Accordingly, we believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. Our operating results may fall below the expectations of investors. In this event, the market price of our common stock would likely fall.

OUR OPERATING EXPENSES ARE INCREASING AND WE WOULD NOT BE ABLE TO REDUCE THEM QUICKLY, WHICH COULD RESULT IN LOWER THAN EXPECTED OPERATING RESULTS IF WE DO NOT ACHIEVE EXPECTED REVENUE LEVELS.

   We plan to significantly increase our operating expenses as we expand our sales, marketing, research and development, professional services, customer support and administrative groups. These expenses will be incurred before we generate any revenues from this increased spending. If we do not significantly increase revenues as a result of these efforts, we will not achieve profitability. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. As a result, we would not be able to reduce spending quickly if our revenue was lower than we had projected. Our ability to accurately forecast our quarterly revenue is limited because of our limited operating history, the rapidly evolving nature of our market and the sales cycle for our products, which can be long and unpredictable. If our revenue falls below our expectations in any quarter, or if we increase our spending ahead of our revenue growth, our operating results will be lower than expected.

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

   We may not realize the benefits from our acquisition of Rubric to the extent that we anticipate, or at all. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. The Chief Executive Officer of Rubric no longer works for us and other key Rubric personnel may decide not to continue to work for us. The integration of Rubric into our operations will be a complex, time consuming and expensive process and may disrupt our operations if it is not completed efficiently or in a timely manner. Among the challenges we may face in this regard are demonstrating to customers and suppliers that the acquisition will not result in adverse changes in client service standards or dilution or distraction to our business focus, retaining key personnel in the transition and ensuring that Rubric's eMA product can be successfully integrated with our products. Neither we nor Rubric has experience in integrating operations on a scale similar to this acquisition, and the difficulties of integrating our businesses could be larger than we anticipate. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

OUR PROFITABILITY WILL BE DELAYED AND THEREAFTER REDUCED AS A RESULT OF ACCOUNTING CHARGES RELATING TO THE ACQUISITION OF RUBRIC.

   We accounted for the Rubric acquisition using the purchase method of accounting. Under the purchase method, the purchase price of Rubric was allocated based on an independent valuation, to the specific tangible and intangible assets acquired and liabilities assumed from Rubric. As a result, we recorded a charge to operations upon consummation of the transaction related to acquired in-process research and development of approximately $10.1 million. We also recorded merger-related costs of approximately $7.2 million, of which $1.0 million were included in the our 1999 results of operations. We expect to incur additional merger related costs in the second quarter of 2000 as we complete Rubric-committed product implementations. Also, we recorded approximately $362.0 million of intangible assets and goodwill on our balance sheet which will result in amortization expense of $66.9 million for 2000, $72.7 million for 2001, $72.7 million for 2002, $72.1 million for 2003, $71.6 million for 2004 and $6.0 million for 2005. We expect to record intangible assets and goodwill in connection with our acquisition of Aperio as well as potential future acquisitions. These charges will delay and thereafter reduce our profitability.

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

   The market price of our common stock has fluctuated substantially since our initial public offering in September 1999. We have relied historically on our ability to attract employees using equity incentives, and any perception by potential and existing employees that our equity incentives are less attractive could harm our ability to attract and retain qualified employees.

   We believe that our success will depend on the continued services of our executive officers. These employees serve "at-will" and may elect to pursue other opportunities at any time. The loss of any of our executive officers could harm our business. Several of our executive officers joined us only recently and have had a limited time to work together. For example, three of our executive officers have joined us since January 2000 and two others joined us upon the completion of our acquisition of Rubric in February 2000. We cannot assure you that our new executive officers will be able to work effectively together to manage our growth and continuing operations. If we are unable to expand our sales and marketing organizations in a timely manner, our growth could be limited.

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

   The introduction of our new e-business applications has required us to hire new sales personnel with the skills required to sell these products. As a result, most of our current direct sales force has been with us for a relatively short period. During 1999, we added 12 direct sales representatives to our direct sales force, which represents 52.2% of our total direct sales representatives and 24.0% of our total sales personnel as of December 31, 1999. In the first three months of 2000 we added an additional 9 direct sales representatives. New sales personnel require training and take time to achieve full productivity. If we are unable to hire or retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity more slowly than anticipated, our business could be harmed.

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

   In addition, we have distribution relationships with companies located in the United States, Japan and the Netherlands that distribute or resell our products -- our indirect sales channel. Sales through our indirect sales channel accounted for approximately 28.7% of our total revenue for 1998, 35.3% for 1999 and 17.3% for the first three months of 2000. Sales of our products to Indus, which integrates Foundation into certain of its enterprise solutions for the energy and utility industries, represented 18.4% of our total revenue in 1998, 11.2% in 1999 and 5.1% in the first three months of 2000. Substantially all of our sales in Japan have been made through distributors. If we cannot maintain successful relationships with our indirect sales channel, we may have difficulty expanding the sales of our products and our growth may be limited.

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

   We currently face competition from providers of consulting-based analysis solutions, vendors of point technologies that provide website analysis and in-house development efforts by potential customers. In addition, we face potential competition from vendors of other enterprise applications as they expand the functionality of their product offerings, including companies that design software for decision support, management of customer relationships or of organizations' operational information, as well as vendors of database applications. Accordingly, it is possible that new competitors may emerge and acquire our market share.

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

BARRIERS TO INTERNATIONAL EXPANSION COULD LIMIT OUR FUTURE GROWTH.

   We intend to expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 5.1% of our total revenue for the year ended December 31, 1998, 23.2% of our total revenue in 1999 and 25.8% of our total revenue for the first three months of 2000, substantially all of which consisted of sales to customers in Canada, Europe and Japan. We conduct our international sales primarily through direct sales offices in Germany, the Netherlands and the United Kingdom, through our Canadian subsidiary and through distributors in Japan. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources.

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

WE ARE GROWING RAPIDLY, AND THE FAILURE TO MANAGE OUR GROWTH, INCLUDING EXPANSION OF OUR MANAGEMENT SYSTEMS, COULD HARM OUR BUSINESS.

   We have grown rapidly and will need to continue to grow in all areas of operation in order to execute our business strategy. Our total number of full-time employees grew from 75 at December 31, 1998 to 131 at December 31, 1999 to 214 at March 31, 2000, and we anticipate further significant increases in the number of our employees. Our growth has placed significant demands on management as well as on our administrative, operational and financial resources and controls. We expect our future growth to cause similar, and perhaps increased, strain on our systems and controls. In particular, we need to implement several new information systems. If we cannot effectively establish and improve our processes, we may not be able to manage our growth successfully or sustain and manage the growth rates we have experienced in the past.

IF WE ACQUIRE ADDITIONAL COMPANIES, PRODUCTS OR TECHNOLOGIES, WE MAY FACE RISKS SIMILAR TO THOSE THAT WE CURRENTLY FACE IN CONNECTION WITH OUR ACQUISITION OF RUBRIC.

   We entered into a definitive agreement to acquire Aperio in March 2000. In addition, if we are presented with appropriate opportunities, we intend to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of Aperio or any other acquisition or investment. In connection with our proposed acquisition of Aperio and with future acquisitions, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to our acquisition of Rubric. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to us or our existing stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

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

   Our common stock began trading on the Nasdaq National Market on September 22, 1999. The number of shares of common stock available for sale in the public market is limited by restrictions under federal securities laws and under agreements that our stockholders have entered into with the underwriters of our initial and secondary public offerings and with us. For instance, approximately
11.4 million shares will become eligible for sale beginning May 16, 2000 (the expiration date of the remaining lock-up agreements related to our secondary public offering) and approximately 5.1 million shares will become eligible for sale on subsequent dates after May 16, 2000, subject in most cases to volume limitations.

   Sales of a substantial number of shares of our common stock in the future could cause our stock price to fall. In addition, the sale of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS AND TO SECURITIES LITIGATION.

   The market price of our common stock has been and is likely to continue to be highly volatile due to several factors, such as:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

   During the first three Months of 2000, our exposure to market risk for changes in interest rates related primarily to our investment portfolio and long-term debt obligations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At March 31, 2000, our portfolio includes money market funds, commercial paper, short-term taxable municipals, government agencies, and corporate bonds. The diversity of the portfolio helps us to achieve our investment objective. As of March 31, 2000 the weighted average maturity of our portfolio was less than 90 days.

   Our debt obligations are primarily used to support general corporate requirements including capital expenditures and working capital needs. We continue to have interest rate exposure on borrowings under our equipment line-of-credit which bears interest at variable rates based on the prime interest rate (9.0% at March 31, 2000). At March 31, 2000 there was approximately $583,000 outstanding on this line-of-credit. We have no interest rate exposure on our notes payable to a financial institution and a term loan and capital lease obligation assumed in connection with our acquisition of Rubric as the interest rates on these obligations are fixed.

   We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2000 we do not believe that a hypothetical 10% change in foreign currency rates would materially harm our financial position.

PART II  OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     On February 1, 2000, in connection with our acquisition of Rubric, we issued 5,984,192 shares of our common stock and options and warrants to purchase 1,215,800 shares of our common stock to the security holders of Rubric in exchange for all outstanding securities of Rubric. We obtained a permit for the issuance of these securities after a fairness hearing conducted by the California Department of Corporations, and therefore this transaction was exempt from registration under the Securities Act pursuant to Section 3(a)(10) of the Securities Act of 1933.

Use of Proceeds from Sale of Registered Securities

   Broadbase's Registration Statement on Form S-1 (File No. 333-82251) was declared effective by the SEC on September 21, 1999. A total of 9,200,000 shares of the our common stock were registered with the SEC with an aggregate registered offering price of $64.4 million, all of which were registered on behalf of Broadbase. The offering commenced on September 21, 1999 and all 9,200,000 shares of common stock were sold for the aggregate registered offering price through a syndicate of underwriters managed by Deutsche Banc Alex. Brown, Dain Rauscher Wessels, Thomas Weisel Partners LLC and E*Offering. The sale of 8,000,000 of such shares closed on September 27, 1999 and the sale of the remaining 1,200,000 of such shares closed on October 18, 1999.

   We paid the underwriters underwriting discounts and commissions totaling $4.5 million in connection with the offering. In addition, we incurred additional expenses of approximately $2.1 million in connection with the offering, which when added to underwriting discounts and commissions paid by us amounts to total expenses of $6.6 million. Thus the net offering proceeds to Broadbase (after deducting underwriting discounts and commissions and estimated offering expenses) were approximately $57.8 million. No offering expenses were made directly or indirectly to any directors or officers of Broadbase (or their associates), persons owning ten percent (10%) or more of any class of equity securities of Broadbase, or to any other of our affiliates.

   As of March 31, 2000, we had used the estimated aggregate net proceeds of $57.8 million that it had received from our initial public offering as follows:


Construction of plant, building and facilities:                             $0
Purchase and installation of machinery and equipment:                       $0
Purchases of real estate:                                                   $0
Acquisition of other businesses:                                            $0
Repayment of indebtedness:                                                  $0
Working capital:                                                      $19.3 million
Temporary investments (short term, interest bearing securities):      $38.5 million
Other purposes:                                                             $0


   The foregoing amounts represent our best estimate of the use of proceeds for the period indicated. No such payments were made to directors or officers of Broadbase or their associates, holders of 10% or more of any class of equity securities of ours or to affiliates of ours.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

   Effective January 2000, Chuck Bay was named our Chief Executive Officer and a member of the Board of Directors. Mr. Bay also continues as our President. Mark Kremer continues to serve as our Chairman of the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits

      The following exhibits have been filed with this report:

           10.1 Broadbase Software, Inc. Non-Plan Stock Option Agreement between us and Rusty Thomas dated January 4, 2000 (incorporated into this report by reference to Exhibit 4.13 to the Registrant's registration statement on Form S-8 (File No. 333-32120) filed with the Commission on March 10, 2000).

           10.2 Broadbase Software, Inc. Non-Plan Stock Option Agreement between us and Greg Martin dated January 4, 2000 (incorporated into this report by reference to Exhibit 4.12 to the Registrant's registration statement on Form S-8 (File No. 333-32120) filed with the Commission on March 10, 2000).

           10.3 Lease agreement between the Registrant and Bohannon Trusts Partnership II dated December 23, 1999.

           27.1 Financial Data Schedule


   b.  Reports on Form 8-K.

       On February 11, 2000, we filed a current report on Form 8-K reporting under Item 2, relating to our acquisition of Rubric, including historical financial statements of Rubric and pro forma financial information for the combined company.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BROADBASE SOFTWARE, INC.


Dated:  May 11, 2000                   By: /s/ Rusty Thomas
                                           -------------------------------------
                                           Rusty Thomas
                                           Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

    EXHIBIT
      NO.          DESCRIPTION
    -------        -----------
     10.3          Lease agreement between the Registrant and Bohannon Trusts
                   Partnership II dated December 23, 1999
     27.1          Financial Data Schedule