Form 10-Q
period 2000-06-30
BROADBASE SOFTWARE INC
filed 2000-08-14
CIK 1076016

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

                  For the quarterly period ended June 30, 2000

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

                                 YES [X] NO [ ]

Number of shares of Registrant's common stock outstanding as of August 9, 2000:
47,513,495

================================================================================

                            BROADBASE SOFTWARE, INC.
                                    FORM 10-Q
                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999..................      3
         Condensed Consolidated Statements of Operations for the three months and six months ended
         June 30, 2000 and June 30, 1999...............................................................      4
         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and
         June 30, 1999.................................................................................      5
         Notes to Condensed Consolidated Financial Statements..........................................      6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........      9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................     21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................     21
Item 2.  Changes in Securities and Use of Proceeds.....................................................     21
Item 3.  Defaults upon Senior Securities...............................................................     22
Item 4.  Submission of Matters to a Vote of Security Holders...........................................     22
Item 5.  Other Information.............................................................................     22
Item 6.  Exhibits and Reports on Form 8-K..............................................................     23
         Signatures....................................................................................     24

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            BROADBASE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     JUNE 30,         DECEMBER 31,
                                                                                      2000              1999(1)
                                                                                  -------------       -------------
                                                                                   (UNAUDITED)
  ASSETS
  Current assets:
     Cash and cash equivalents                                                    $     165,244       $      76,642
     Short-term investments                                                              56,181                  --
     Accounts receivable, net                                                            13,822               2,712
     Prepaid expenses and other current assets                                            4,346               1,239
                                                                                  -------------       -------------
       Total current assets                                                             239,593              80,593
  Property and equipment, net                                                             8,426               2,868
  Restricted cash                                                                           633                 633
  Other assets                                                                          360,934                 676
                                                                                  -------------       -------------
       Total assets                                                               $     609,586       $      84,770
                                                                                  =============       =============
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                             $       1,414       $         559
     Accrued compensation                                                                 5,957               2,919
     Accrued expenses                                                                    12,091               2,341
     Current portion of bank line of credit, notes payable and capital lease
       obligations                                                                          351                 749
     Deferred revenue                                                                     8,768               4,663
                                                                                  -------------       -------------
       Total  current liabilities                                                        28,581              11,231
                                                                                  -------------       -------------
  Bank line of credit, notes payable and capital lease obligations                          221                 333
                                                                                  -------------       -------------
       Total liabilities                                                                 28,802              11,564
                                                                                  -------------       -------------
  Stockholders' equity:
  Common stock                                                                               47                  17
  Additional paid-in capital                                                            714,750             124,297
  Deferred stock compensation                                                           (23,403)             (8,710)
  Notes receivable from stockholders                                                       (722)               (693)
  Accumulated other comprehensive loss                                                      (92)                (33)
  Accumulated deficit                                                                  (109,796)            (41,672)
                                                                                  -------------       -------------
       Total stockholders' equity                                                       580,784              73,206
                                                                                  -------------       -------------
       Total liabilities and stockholders' equity                                 $     609,586       $      84,770
                                                                                  =============       =============

See accompanying notes to the Condensed Consolidated Financial Statements.

(1) The balance sheet at December 31, 1999 has been derived from the audited financial statements as of that date.

                            BROADBASE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                                -----------------------       -----------------------
                                                  2000           1999           2000           1999
                                                --------       --------       --------       --------
Net Revenue:
     License                                    $  7,240       $  1,567       $ 11,760       $  2,693
     Professional services                         2,262            239          3,381            383
     Maintenance                                     891            247          1,553            463
                                                --------       --------       --------       --------
               Total net revenue                  10,393          2,053         16,694          3,539
                                                --------       --------       --------       --------

Cost of revenue:
      License                                      1,434            168          2,041            428
      Professional services (1)                    2,696            388          4,227            661
      Maintenance (2)                                490            153            778            271
      Amortization of acquired core and
       developed technology                          397             --            661             --
                                                --------       --------       --------       --------
               Total cost of revenue               5,017            709          7,707          1,360
                                                --------       --------       --------       --------
Gross margin                                       5,376          1,344          8,987          2,179
                                                --------       --------       --------       --------

Operating expenses:
     Sales and marketing (3)                       8,346          3,839         15,924          6,495
     Research and development (4)                  3,460          1,612          6,224          2,800
     General and administrative (5)                1,367            438          2,493            932
     Amortization of deferred stock
      compensation                                 4,393          1,547          7,903          2,472
     Amortization of intangible assets and
      goodwill                                    17,844             --         29,740             --
     Acquired in-process research and
      development                                     --             --         10,057             --
     Merger expenses                               4,096             --         10,280             --
                                                --------       --------       --------       --------
               Total operating expenses           39,506          7,436         82,621         12,699
                                                --------       --------       --------       --------
Loss from operations                             (34,130)        (6,092)       (73,634)       (10,520)
Interest income                                    3,631             81          5,810            194
Interest expense                                    (167)          (301)          (300)          (561)
                                                --------       --------       --------       --------
Net loss                                        $(30,666)      $ (6,312)      $(68,124)      $(10,887)
                                                ========       ========       ========       ========

Basic and diluted net loss per share            $  (0.67)      $  (1.54)      $  (1.58)      $  (2.84)
                                                ========       ========       ========       ========
Weighted-average shares used in computing
 basic and diluted net loss per share             45,603          4,101         43,029          3,827
                                                ========       ========       ========       ========

(1) Excludes $1,022, $1,864, $60 and $98 of amortization of deferred stock compensation for the three and six months ended June 30, 2000 and for the three and six months ended June 30, 1999, respectively.

(2) Excludes $35, $61, $25 and $42 of amortization of deferred stock compensation for the three and six months ended June 30, 2000 and for the three and six months ended June 30, 1999, respectively.

(3) Excludes $789, $1,678, $818 and $1,175 of amortization of deferred stock compensation for the three and six months ended June 30, 2000 and for the three and six months ended June 30, 1999, respectively.

(4) Excludes $1,077, $1,442, $413 and $745 of amortization of deferred stock compensation for the three and six months ended June 30, 2000 and for the three and six months ended June 30, 1999, respectively.

(5) Excludes $1,470, $2,858, $231 and $412 of amortization of deferred stock compensation for the three and six months ended June 30, 2000 and for the three and six months ended June 30, 1999, respectively.

See accompanying notes to the Condensed Consolidated Financial Statements.

                            BROADBASE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           -------------------------
                                                                                              2000            1999
                                                                                           ---------       ---------
      OPERATING ACTIVITIES:
          Net loss                                                                         $ (68,124)      $ (10,887)
          Adjustments to reconcile net loss to net cash used in operating activities:
              Amortization of deferred stock compensation                                      7,903           2,472
              Depreciation and amortization                                                      825             451
              Acquired in-process research and development                                    10,057              --
              Amortization of acquired core and developed technology                             661              --
              Amortization of intangible assets and goodwill                                  29,740              --
              Write-off of note receivable from stockholder                                       --               7
              Value of common stock options issued for severance and to non-employees            403              --
          Changes in balance sheet items:
                  Accounts receivable                                                         (9,104)           (646)
                  Prepaid expenses and other current assets                                   (1,955)           (565)
                  Accounts payable                                                            (4,782)            468
                  Accrued expenses                                                             6,014           2,032
                  Deferred revenue                                                             3,608             251
                                                                                           ---------       ---------
                      Net cash used in operating activities                                  (24,754)         (6,417)
      INVESTING ACTIVITIES:
           Purchase of short-term investments, net                                           (56,181)             --
           Purchases of property and equipment                                                (4,862)           (637)
                                                                                           ---------       ---------
                      Net cash used in investing activities                                  (61,043)           (637)
      FINANCING ACTIVITIES:
          Proceeds from issuance of convertible preferred stock, net                              --          19,979
          Proceeds from issuance of common stock upon exercise of options                        526             176
          Proceeds from issuance of common stock from employee stock purchase
            program                                                                              322              --
          Proceeds from issuance of common stock in secondary public offering,
            net                                                                              174,958              --
          Payments to repurchase unvested common stock                                           (50)             (8)
          Issuance of notes receivable to stockholders                                          (450)             --
          Repayment of notes receivable from stockholders                                        421              --
          Proceeds from issuance of convertible debt                                              --           1,275
          Payments on notes payable                                                           (1,061)           (194)
          Principal payments on capital lease obligations                                        (41)            (15)
          Principal payments on equipment line of credit                                        (167)           (167)
                                                                                           ---------       ---------
                            Net cash provided by financing activities                        174,458          21,046
                                                                                           ---------       ---------
          Effect of foreign exchange rate changes on cash and cash equivalents                   (59)             (1)
                                                                                           ---------       ---------
          Net increase in cash and cash equivalents                                           88,602          13,991
      Cash and cash equivalents:
           Beginning of period                                                                76,642          13,990
                                                                                           ---------       ---------
           End of period                                                                   $ 165,244       $  27,981
                                                                                           =========       =========
      Supplemental disclosure of cash flow information:
           Cash paid for interest                                                          $      60       $     541
      Supplemental schedule of non cash investing and financing activities:
           Issuance of common stock in connection with purchase
              business combinations                                                        $ 391,728              --


See accompanying notes to the Condensed Consolidated Financial Statements

                            BROADBASE SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

   Broadbase Software, Inc. (the "Company" or "Broadbase") was incorporated on November 28, 1995 and develops and markets customer-focused analytic and marketing automation software applications that analyze customer data from multiple touch points, and use that information to execute marketing campaigns, improve online merchandizing and content, increase site stickiness and personalize customer interactions.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 13, 2000. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year of 2000 or any future period.

   In January 2000, the Company's Board of Directors approved a two-for-one stock split of the Company's outstanding shares payable in the form of a dividend of one additional share of the Company's common stock for every share owned by stockholders. The stock split became effective on April 7, 2000. All prior period share and per share data have been adjusted retroactively to reflect this split.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. As of June 30, 2000, all marketable debt securities are classified as held-to-maturity as the Company has both the ability and intent to hold these securities to maturity; therefore, these securities are recorded on the accompanying balance sheets at amortized cost. Interest, dividends and realized gains and losses are included in interest income.

The following is a summary of cash and held-to-maturity debt securities (in thousands):


Cash equivalents:
          Money market funds                         $    550
          Short-term taxable municipals                64,450
          Demand notes                                 44,432
          Commercial paper                             53,912
                                                     --------
                   Total cash equivalents            $163,344
                                                     ========
Short-term investments
          Corporate bonds                            $ 44,181
          Government agencies                          12,000
                                                     --------
                   Total short-term investments      $ 56,181
                                                     ========

3. ACCUMULATED OTHER COMPREHENSIVE LOSS

   The following are the components of comprehensive loss (in thousands):


                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                 ---------------------  ---------------------
                                 JUNE 30,     JUNE 30,  JUNE 30,     JUNE 30,
                                   2000         1999      2000         1999
                                 --------     -------   --------     --------
  Net loss                       $(30,666)    $(6,312)  $(68,124)    $(10,887)
  Translation gain (loss)             (13)        (10)       (59)          (1)
                                 ---------    -------   --------     --------
           Comprehensive loss    $(30,679)    $(6,322)  $(68,183)    $(10,888)
                                 =========    ========  =========    =========

   The accumulated other comprehensive loss at June 30, 2000 of $92,000 consisted entirely of cumulative translation loss.

4. NET LOSS PER SHARE

   Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS
128) which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

   Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Diluted net loss per share, as presented, excludes potentially dilutive common shares outstanding for all periods as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive due to the Company's net loss.

The following table sets forth the computation of net loss per share (in thousands, except per share amounts):


                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                            -----------------------------------------------------
                                              2000           1999           2000           1999
                                            --------       --------       --------       --------
 Basic and diluted net loss per share:

 Net loss                                   $(30,666)      $ (6,312)      $(68,124)      $(10,887)
 Weighted-average shares of common
     stock outstanding                        46,380          6,186         43,853          5,878
 Less weighted-average shares subject
     to repurchase                              (777)        (2,085)          (824)        (2,051)
 Weighted-average shares of common
    stock outstanding used in
    computing basic and diluted net
    loss per share                            45,603          4,101         43,029          3,827
                                            --------       --------       --------       --------
 Basic and diluted net loss per share       $  (0.67)      $  (1.54)      $  (1.58)      $  (2.84)
                                            ========       ========       ========       ========

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

   In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principals to revenue recognition in financial statements. In recent actions, the SEC has further delayed the required implementation date of SAB 101 which, for the Company, will be no later than the fourth quarter of 2000, retroactive to the beginning of the current fiscal year. The SEC has indicated that additional implementation guidance will be forthcoming in the form of "Frequently Asked Questions", however such guidance has not been issued to date. Although we cannot fully assess the impact of SAB 101 until the additional guidance from the SEC is issued, our preliminary conclusion is that the implementation of SAB 101 will not have a material impact on the Company's consolidated results of operations or financial position.

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

   On May 3, 2000, in connection with the desired retention of employees whose primary equity participation in the Company was at that time "out of the money" options, the Company granted an aggregate of 806,000 options to purchase shares of Broadbase common stock at an exercise price of $1.00 per share. The Company did not cancel or modify any outstanding stock options in connection with these new option grants. As a result of these option grants, the Company recorded approximately $12.3 million of deferred stock compensation, computed as the difference between the options' exercise price and the fair market value of the Company's stock on the date of grant. This amount will be amortized to compensation expense over the options' vesting term, two to four years, on a graded vesting method.


7. SECONDARY STOCK OFFERING

   On February 18, 2000, the Company completed a secondary public offering of 6,900,000 shares of its common stock of which 3,900,000 shares were sold by the Company and 3,000,000 were sold by its stockholders at a price of $47.50 per share. Offering proceeds to the Company, net of aggregate underwriters discounts and commissions and related offering expenses, were approximately $175.0 million.

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

   The Company recorded this transactions using the purchase method of accounting for business combinations. The purchase price of Rubric was allocated based on fair value to the specific tangible and intangible assets acquired and liabilities assumed from Rubric pursuant to an independent valuation. The total Rubric purchase price was $371.8 million and included $301.7 million for the issuance of our common stock, $61.3 million for the exchange of options to purchase our common stock and $8.8 million of acquisition related costs consisting primarily of direct transactions costs and involuntary termination benefits. As a result the Company recorded a charge to operations upon consummation of the transaction related to acquired in-process research and development of approximately $10.1 million. Also, the Company incurred merger-related costs of $11.3 million as of June 30, 2000, of which $1.0 million were included in the Company's 1999 results of operations. This amount included $2.0 million of payments to Rubric to fund its working capital requirements prior to the close of the merger, $2.2 million of employee bonuses paid upon successful completion of the merger, $800,000 of costs to announce the merger, and $6.3 million of costs associated with combining the operations of the two companies, including $5.5 million for assumed customer integration costs, $400,000 for severance and related costs and $400,000 for write-off of redundant assets and other costs. In addition, the Company recorded approximately $362.0 million of intangible assets and goodwill on its balance sheet, which will result in amortization expense of approximately $66.9 million for 2000, $72.7 million for 2001, $72.7 million for 2002, $72.1 million for 2003, $71.6 million for 2004 and $6.0 million for 2005. Accumulated amortization of intangible assets and goodwill, excluding the one-time write-off of acquired in-process research and development, totaled approximately $29.7 million at June 30, 2000.

   The following unaudited pro forma summarized results of operations have been prepared assuming that the Rubric acquisition had occurred at the beginning of the periods presented. These results presented below are not necessarily indicative of results of operations that would have occurred had the acquisition actually been consummated as of the beginning of the periods presented, nor are the results presented below necessarily indicative of results to be expected in future periods. The pro forma information for the six months ended June 30, 2000 excludes the impact of one-time charges for in-process research and development costs of $10.1 million and merger related costs of approximately $10.3 million.



                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                           ----------------------  ----------------------
                                            JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                              2000        1999        2000        1999
                                           ----------  ----------  ----------  ----------
                                             (IN THOUSANDS, EXCEPT   (IN THOUSANDS, EXCEPT
                                                PER SHARE DATA)         PER SHARE DATA)
Net revenue                                 $ 10,393    $  3,015    $ 16,980    $  4,823
Net loss                                    $(26,570)   $(26,427)   $(57,321)   $(51,165)



Basic and diluted net loss per share        $   (0.58)  $   (2.62)  $   (1.31)  $   (5.22)

9.  ACQUISITION OF APERIO, INC.

   On June 23, 2000, the Company completed its acquisition of Aperio, Inc. ("Aperio"), a provider of e-commerce marketing solutions. In connection with the acquisition, the Company issued approximately 561,000 shares of its common stock in exchange for all outstanding shares of Aperio capital stock, and converted outstanding options to acquire Aperio capital stock into options and warrants to acquire approximately 119,000 shares of the Company's common stock.

   The Company recorded this acquisition using the purchase method of accounting for business combinations. The purchase price of Aperio was allocated based on fair value to specific tangible and intangible assets acquired and liabilities assumed from Aperio pursuant to an independent valuation. The total consideration for Aperio was $30.1 million, consisting of $23.8 million in Broadbase common stock, $5.0 million in options to purchase Broadbase common stock, and $1.3 million of acquisition related costs. As a result of the transaction, the Company recorded approximately $28.8 million of intangible assets and goodwill on its balance sheet, which will result in amortization expense of approximately $2.9 million for 2000, $5.9 million for 2001, $5.9 million for 2002, $5.7 million for 2003, $5.6 million for 2004 and $2.8 million for 2005.

10. SUBSEQUENT EVENTS

   On July 7, 2000, the Company granted to each employee an option to purchase 500 shares of Broadbase common stock at an exercise price of $1.00 per share, or in aggregate 130,500 options. The Company did not cancel or modify any outstanding stock options in connection with these new option grants. As a result of these option grants, the Company will record approximately $4.1 million of deferred stock compensation in July 2000, computed as the difference between the options' exercise price and the fair market value of the Company's stock on the date of grant. This amount will be amortized to compensation expense using a graded vesting method over the options' vesting term of two years.

   On July 7, 2000, Broadbase entered into a definitive agreement to acquire privately-held Panopticon, Inc. ("Panop.com"), developers of a real-time recommendation engine that produces context-sensitive, personalized recommendations across web, wireless, e-mail and call center customer interaction points. This engine extends Broadbase's analytic platform with the ability to dynamically recommend and serve appropriate content or products in real time. Under the terms of the agreement, the Company will issue approximately 3.2 million shares of Broadbase common stock, and options and warrants to purchase Broadbase common stock, in exchange for all securities of Panop.com outstanding as of the date of the agreement. The transaction will be recorded using the purchase method of accounting for business combinations. Completion of this acquisition is expected in September 2000 and is subject to obtaining all necessary stockholder and regulatory approvals and to other customary closing conditions.

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

OVERVIEW

   We incorporated in November 1995 and from that date through December 1997 were in the development stage, conducting research and developing our initial products. In the fourth quarter of 1997, we introduced Foundation. This software product was originally designed to enable organizations to build and manage datamarts for their customer information. In the third quarter of 1998, we began offering applications, built on Foundation, which provide analysis for customer relationship management. In May 1999 we expanded our suite by introducing new applications designed for Internet sales channels, Internet marketing and other customer-focused e-business applications, as well as new versions of our existing applications. Throughout these periods, we expanded our organization by hiring personnel in key areas, particularly sales, marketing and research and development. We grew from a total of 41 full-time employees at December 31, 1997 to 75 full-time employees at December 31, 1998 to 131 full-time employees at December

31, 1999. As of June 30, 2000 we had 260 full-time employees and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth, we are investing in and implementing scaleable operational systems, procedures and controls.

   Our revenue comes principally from licenses of our software products, with the balance coming from maintenance and professional services. Under the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", and its amendments, we recognize license revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant company obligations with regard to installation or implementation of the software remain, the fee is fixed or determinable and collectibility is probable. In a typical application license transaction, our professional services group connects our product to the customer's systems and data sources. Upon completion of that connection, no significant obligations remain with respect to implementation, and we recognize the revenue related to that license. The actual connection process can often be completed in two to four weeks. However, the timing of the commencement and completion of this process is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel following delivery of the software. As a result, we typically do not recognize the license revenue from an application license until one to three months after our product is shipped to the customer. License revenue generated by distributors and other resellers is recognized upon receipt of a reseller report of sale and our shipment of the licensed software. Maintenance and support revenue associated with new product licenses and maintenance revenue resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period. Professional services revenue is recognized when services are performed.

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

   We sell our products through our direct sales force and through indirect sales channels. Direct sales are made by our direct sales force in North America, Japan, Germany, the United Kingdom and the Netherlands. Our indirect sales channels include software application vendors, resellers and distributors located in the United States, Japan and the Netherlands. Sales through indirect sales channels accounted for approximately 12.7% of our total net revenue for the six months ended June 30, 2000.

   Revenue from customers outside North America represented 28.2% of our total net revenue for the six months ended June 30, 2000. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct and indirect international sales channels. International revenue may not, however, increase as a percentage of total net revenue.

   We have experienced substantial net losses since our inception due to the significant costs incurred to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments and the costs associated with our acquisitions. As of June 30, 2000, we had an accumulated deficit of $109.8 million. We expect to continue to incur substantial losses for the foreseeable future.

RECENT EVENTS

   On February 1, 2000, we acquired privately-held Rubric, Inc. Rubric's product automates the planning, execution and measurement of marketing campaigns. In connection with this acquisition, we issued approximately 6.0 million shares of our common stock in exchange for all outstanding shares of Rubric capital stock, and converted all outstanding options and warrants to acquire Rubric capital stock into options and warrants to purchase approximately 1.2 million shares of our common stock. This transaction was recorded using the purchase method of accounting for business combinations.

   On February 18, 2000, we completed a secondary public offering of 6,900,000 shares of our common stock of which 3,900,000 shares were sold by Broadbase and 3,000,000 were sold by our stockholders at a price of $47.50 per share. Offering proceeds to Broadbase, net of aggregate underwriters discounts and commissions and related offering expenses, were approximately $175.0 million.

   On June 23, 2000, we acquired privately-held Aperio, Inc. Aperio assists Fortune 100 and other companies in increasing the effectiveness of their direct marketing investments by delivering customized customer relationship management solutions. In connection with this acquisition, we issued approximately 561,000 shares of our common stock in exchange for all outstanding shares of Aperio capital stock, and converted all outstanding options and warrants to acquire Aperio capital stock into options and warrants to purchase approximately 119,000 shares of our common stock. This transaction was recorded using the purchase method of accounting for business combinations.

   On July 7, 2000, Broadbase entered into a definitive agreement to acquire privately-held Panopticon, Inc. ("Panop.com"), developers of a real-time recommendation engine that produces context-sensitive, personalized recommendations across web, wireless, e-mail and call center customer interaction points. This engine extends Broadbase's analytic platform with the ability to dynamically recommend and serve appropriate content or products in real time. Under the terms of the agreement, the Company will issue approximately 3.2 million shares of Broadbase common stock, and options and warrants to purchase Broadbase common stock, in exchange for all securities of Panop.com outstanding as of the date of the agreement. The transaction will be recorded using the purchase method of accounting for business combinations. Completion of this acquisition is expected in September 2000 and is subject to obtaining all necessary stockholder and regulatory approvals and to other customary closing conditions.

RESULTS OF OPERATIONS


CONSOLIDATED RESULTS OF OPERATIONS                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                  -----------------------       -----------------------
                                                                    2000           1999           2000           1999
                                                                  --------       --------       --------       --------
Net Revenue
     License                                                      $  7,240       $  1,567       $ 11,760       $  2,693
     Professional services                                           2,262            239          3,381            383
     Maintenance                                                       891            247          1,553            463
                                                                  --------       --------       --------       --------
               Total net revenue                                    10,393          2,053         16,694          3,539
                                                                  --------       --------       --------       --------

Cost of revenue:
      License                                                        1,434            168          2,041            428
      Professional services                                          2,696            388          4,227            661
      Maintenance                                                      490            153            778            271
      Amortization of acquired core and developed technology           397             --            661             --
                                                                  --------       --------       --------       --------
               Total cost of revenue                                 5,017            709          7,707          1,360
                                                                  --------       --------       --------       --------
Gross margin                                                         5,376          1,344          8,987          2,179
                                                                  --------       --------       --------       --------

Operating expenses:
     Sales and marketing                                             8,346          3,839         15,924          6,495
     Research and development                                        3,460          1,612          6,224          2,800
     General and administrative                                      1,367            438          2,493            932
     Amortization of deferred stock compensation                     4,393          1,547          7,903          2,472
     Amortization of intangible assets and goodwill                 17,844             --         29,740             --
     Acquired in-process research and development                       --             --         10,057             --
     Merger expenses                                                 4,096             --         10,280             --
                                                                  --------       --------       --------       --------
               Total operating expenses                             39,506          7,436         82,621         12,699
                                                                  --------       --------       --------       --------
Loss from operations                                               (34,130)        (6,092)       (73,634)       (10,520)
Interest income                                                      3,631             81          5,810            194
Interest expense                                                      (167)          (301)          (300)          (561)
                                                                  --------       --------       --------       --------
Net loss                                                          $(30,666)      $ (6,312)      $(68,124)      $(10,887)
                                                                  ========       ========       ========       ========
Basic and diluted net loss per share                              $  (0.67)      $  (1.54)      $  (1.58)      $  (2.84)
                                                                  ========       ========       ========       ========
Weighted-average shares used in computing basic and
  diluted net loss per share                                        45,603          4,101         43,029          3,827
                                                                  ========       ========       ========       ========

NET REVENUE

   License. The increase in license revenue comparing the three and six months ending June 30, 2000 to the corresponding periods in 1999 is primarily attributable to increases in the number of customers licensing our products in 2000 and an overall increase in the average revenue per license transaction. The increased number of license sales resulted primarily from significant expansion of our direct sales force and our indirect sales channels, while the increase in the average revenue per license transaction resulted from price increases for our individual applications and our new, higher-priced application bundles offered to customers in 2000. We intend to continue to expand both our direct and indirect sales channels.

   Professional services. Professional services revenue is recognized as the services are performed. The growth in professional services revenue comparing the three and six months ending June 30, 2000 to the corresponding periods in 1999 reflects the significant expansion of our customer installed base requiring services and the increased capacity of our consulting organization.

   Maintenance. Maintenance revenue is recognized on a straight-line basis over the period support is provided, usually one year. The increase in maintenance revenue during the periods presented reflects expansion of our customer installed base and increased prices charged by us for annual maintenance.

COST OF REVENUE

   Cost of license. The cost of licenses consists primarily of royalties paid to third parties and the cost of product manuals, media, packaging and shipping. The increase in cost of licenses comparing the three and six months ending June 30, 2000 to the corresponding periods in 1999 resulted primarily from increased royalty obligations incurred as a result of increased volume of license sales. Our royalty obligations vary significantly by product; accordingly, our cost of licenses may vary significantly from quarter to quarter as a percentage of license revenue depending on the mix of products licensed in any given quarter.

   Cost of professional services. The cost of professional services consists primarily of personnel costs for employees and contractors providing consulting and training services. The increases in these costs for the periods presented resulted primarily from expansion of our consulting and training organizations and increased use of contract consultants, as necessary to serve our expanding customer base. We plan to continue expanding our professional services capacity through both internal hiring and partnerships with external consultants.

   Cost of maintenance. The cost of maintenance consists primarily of personnel costs for employees in our customer support organization. The increases in these costs for the periods presented resulted primarily from expansion of our customer support organization and increased investments in facilities and equipment necessary to provide support to our expanded customer base. We expect continued growth in our installed base to require us to continue to expand the capacity of our support organization.

   Amortization of acquired core and developed technology. This cost represents amortization of the intangible core and developed technology acquired from Rubric on February 1, 2000. The useful life of the core and developed technologies acquired is 1 and 5 years, respectively.

OPERATING EXPENSES AND OTHER ITEMS

   Sales and marketing. Sales and marketing expenses consist primarily of costs for personnel, sales commissions, travel and entertainment, promotional activities, advertising, and domestic and international field sales offices. Increased sales and marketing expenses comparing the three and six months ending June 30, 2000 to the corresponding periods in 1999 resulted primarily from significant expansion of our domestic and international direct sales force. We also expanded our marketing organization, increasing both the number of employees and the level of promotional and advertising activities. We plan to continue expanding our sales and marketing organizations.

   Research and development. Research and development expenses consist primarily of salaries for development personnel, development facilities and equipment, product localization, product documentation, and quality assurance testing. Increased research and development costs during the periods presented are primarily attributable to significant expansion of our development workforce, including developers previously employed by Rubric, and increased use of contractors and other outside service providers to assist in development efforts. We plan to continue expanding our research and development organization, and expect our research and development expenses to increase.

   General and administrative. General and administrative expenses consist primarily of costs of executive, finance, human resources, legal, and information technology personnel, as well as outside professional fees for legal, tax, accounting and other services. The increase in general and administrative costs comparing the three and six months ending June 30, 2000 to the corresponding periods in 1999 resulted primarily from personnel additions required to provide administrative and information technology support for our expanded employee base. The use of professional services also increased significantly. Management plans to continue expansion of its general and administrative organizations as necessary to support our growth.

   Amortization of deferred compensation. The increase in amortization of deferred stock compensation for the periods presented resulted primarily from grants during the six months ended June 30, 2000 of options to purchase our common stock at a exercise prices that were below the fair market value of the underlying stock. Specifically, we granted options to purchase 600,000 shares of our common stock at below fair market value to two new officers on January 4, 2000. In addition, on May 3, 2000, we granted to certain employees options to purchase an aggregate of 806,000 of the Company common stock at below fair market value. These two option grants will result in approximately $24.3 million in additional amortization expense over the next four years. Finally, on July 7, 2000, we granted to all employees an aggregate of 130,500 options to purchase shares of Broadbase common stock at an exercise price of $1.00 per share; this grant will result in an additional $4.1 million of deferred stock compensation over the following four years.

   Amortization of intangible assets and goodwill. Amortization of intangible assets and goodwill during the six months ended June 30, 2000 represents amortization of intangible assets recorded in connection with the acquisition of Rubric on February 1, 2000, compared to no such acquisition activity during 1999. This expense will increase in future quarters as approximately $28.8 million in intangible assets recorded in connection with the Aperio acquisition are amortized beginning in July 2000. We expect to record additional intangible assets and goodwill in connection with our proposed acquisition of Panop.com, which is expected to close in September 2000. Intangible assets and goodwill are amortized over a period of 3 to 5 years.

   Acquired in-process research and development. The expense of $10.1 million for the six months ended June 30, 2000 was incurred in the first quarter of 2000. It represents the write-off of research and development work acquired from Rubric, which was in process at the time of the acquisition, but which had not reached technological feasibility and, in the opinion of management, had no alternative future use.

   Merger expenses. In connection with the acquisition of Rubric we recorded merger and integration costs of approximately $11.3 million of which $1.0 million was incurred in the fourth quarter of 1999 and $10.3 million was incurred during the six months ended June 30, 2000. This amount included $2.0 million of payments to Rubric to fund its working capital requirements prior to the close of the merger, $2.2 million of employee bonuses paid upon successful completion of the merger, $800,000 of costs to announce the merger, and $6.3 million of costs associated with combining the operations of the two companies including $5.5 million for customer integration costs, $400,000 for severance and related costs and $400,000 for write-off of redundant assets and other costs. We expect to incur additional merger related costs in the third quarter of 2000 as we complete Rubric-committed product implementations and as we complete our pending acquisition of Panop.com.

   Interest income. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. The significant increase in interest income comparing the three and six months ended June 30, 2000 to the corresponding periods of 1999 resulted from substantially higher cash balances available for investment during 2000. Higher cash balances during 2000 resulted from our initial public offering completed in September 1999 and our secondary public offering completed in February 2000.

   Interest expense. The decrease in interest expense for the periods presented is attributable to lower debt balances during 2000.

   Income taxes. As of December 31, 1999, we had deferred tax assets of approximately $13.2 million. Such deferred tax assets are derived primarily from net operating loss and tax credit carryforwards generated by our annual losses since inception. As of December 31, 1999, federal and state net operating loss carryforwards totaled approximately $29.1 million and $13.6 million, respectively. We have also generated federal and state research and development tax credit carryforwards of approximately $500,000 and $300,000, respectively. Realization of these deferred tax assets, including any assets generated by losses during the six months ended June 30, 2000, is dependent on future earnings, the timing and amount of which are uncertain. Due to these uncertainties, we have recorded a full valuation allowance in an amount equal to our deferred tax assets; accordingly no tax benefit is reflected in the results of operations for any period since inception for the deferred tax assets generated to date. Our net operating loss and tax credit carryforwards will expire on various dates beginning in 2004 if not used to offset future income prior to their expiration. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.



LIQUIDITY AND CAPITAL RESOURCES

   Since inception, Broadbase has funded its net operating and capital expenditure requirements primarily through the sale of equity securities, as well as through limited debt financing. Our working capital increased from $69.4 million at December 31, 1999 to $211.0 million at June 30, 2000, due primarily to proceeds from our secondary public offering completed in February 2000. Changes in current assets other than cash were largely offset by changes in current liabilities. The increase in accounts receivable resulted primarily from a larger number of product sales transactions at higher average prices. The increase in current liabilities resulted primarily from greater accrued compensation and other expenses and an increase in deferred revenue resulting from a higher volume of product sales transactions. Overall, net cash used in operating activities increased to $24.8 million for the six months ended June 30, 2000 from $6.4 million for the corresponding period of 1999, due primarily to increased operating losses excluding non-cash charges and one-time merger related costs incurred primarily in connection with the acquisition of Rubric during the six months ended June 30, 2000.

   Use of cash in investing activities increased approximately $60.4 million comparing the six months ended June 30, 2000 to the corresponding period during 1999. Investing activities consisted primarily of the purchase of $56.2 million in short-term investment securities using cash obtained in our initial and secondary public offerings, as well as a $4.2 million increase in investments in property and equipment. Investments in property and equipment during the six months ended June 30, 2000, included computer and communications equipment, software, office equipment, furniture, fixtures and leasehold improvements.

   Financing activities during the six months ended June 30, 2000 generated $174.4 million, compared to $21.0 million during the same period in 1999. Net cash provided from financing activities during the first half of 2000 consisted primarily of $175.0 million in net proceeds from our secondary public offering in February 2000. Net cash provided by financing activities during the first six months of 1999 consisted primarily of net proceeds from the issuance of Series E Preferred Stock in June 1999, which was subsequently converted to common stock at the time of our initial public offering.

   As of June 30, 2000, we held $221.4 million of cash, cash equivalents and short-term investments. We anticipate that our cash and cash equivalents on hand, combined with cash flows from customers, will be sufficient to fund operating and capital requirements for the next 12 months. However, should additional funding be required for operating requirements, capital expenditures, acquisitions, or unanticipated events, we may be required to obtain such additional funding through debt facilities or the public or private sales of debt or equity securities. There can be no certainty that such funding will be available in quantities or on terms favorable to us, or at all. Failure to obtain such funding when needed could seriously harm us and adversely affect our future results of operations. Furthermore, equity securities issued to obtain any required funding in the future may substantially dilute the ownership of common stockholders and have rights, preferences or privileges to which common stockholders may be subordinate.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

   We incurred net losses and losses from operations for each period from our inception through the first six months of 2000. As of June 30, 2000, we had accumulated net losses of approximately $109.8 million. We have not achieved profitability and we expect to continue to incur substantial losses for the foreseeable future. We expect to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, we will need to significantly increase our revenue to achieve profitability. Although our revenue grew significantly in 1999 and during the first six months of 2000, our growth may not continue at the current rate or at all.

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

Our quarterly revenue increased 406% from the second quarter of 1999 to the second quarter of 2000. We do not believe that this rate of growth is indicative of the growth in revenues, if any, that we can expect in the future. Accordingly, we believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. Our operating results may fall below the expectations of investors. In this event, the market price of our common stock would likely fall.

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

   In a typical application license transaction, a portion of the implementation of our products is performed by our professional services group, which connects our products to the customer's systems and data sources. Upon completion of that connection, no significant obligations remain with respect to implementation, and we recognize the revenue related to that license. The actual connection process can often be completed in approximately two to four weeks. However, the timing of the commencement and completion of this connection process is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel after delivery of the software. As a result, we typically do not recognize the license revenue from an application license until one to three months after our product is shipped to the customer. Uncertainty as to when our product can be connected at the customer's facilities makes it more difficult to forecast our operating results and can result in significant variability in our period-to-period results.

OUR ACQUISITIONS MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND MANAGEMENT DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL, TECHNOLOGY AND OPERATIONS.

   We may not realize the benefits from our acquisitions to the extent that we anticipate, or at all. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. The integration of acquired companies into our operations will be a complex, time consuming and expensive process and may disrupt our operations if it is not completed efficiently or in a timely manner. Among the challenges we may face in this regard are demonstrating to customers and suppliers that the acquisition will not result in adverse changes in client service standards or dilution or distraction to our business focus, retaining key personnel in the transition and ensuring that acquired products and services can be successfully integrated with our products and services. The difficulties of integrating our businesses could be greater than we anticipate. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to us or our existing stockholders.


OUR PROFITABILITY WILL BE DELAYED AND THEREAFTER REDUCED AS A RESULT OF ACCOUNTING CHARGES RELATING TO OUR CURRENT AND FUTURE ACQUISITIONS.

   We accounted for the Rubric acquisition using the purchase method of accounting. Under the purchase method, the purchase price of Rubric was allocated based on an independent valuation, to the specific tangible and intangible assets acquired and liabilities assumed from Rubric. As a result, we recorded a charge to operations upon consummation of the transaction related to acquired in-process research and development of approximately $10.1 million. We also recorded merger-related costs of approximately $11.3 million, of which $1.0 million were included in the our 1999 results of operations. We expect to incur additional merger related costs in the third quarter of 2000 as we complete Rubric-committed product implementations. Also, we recorded approximately $362.0 million of intangible assets and goodwill on our balance sheet which will result in amortization expense of $66.9 million for 2000, $72.7 million for 2001, $72.7 million for 2002, $72.1 million for 2003, $71.6 million for 2004 and $6.0 million for 2005. We also recorded $28.8 million in intangible assets and goodwill in connection with our acquisition of Aperio. We will likely record additional intangible assets and goodwill and merger related costs in connection with potential future acquisitions. These charges will delay and thereafter reduce our profitability.

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

   We believe that our success will depend on the continued services of our executive officers. These employees serve "at-will" and may elect to pursue other opportunities at any time. The loss of any of our executive officers could harm our business. Several of our executive officers joined us only recently and have had a limited time to work together. For example, three of our executive officers have joined us since January 2000 and others joined us upon the completion of our acquisition of Rubric in February 2000. We cannot assure you that our new executive officers will be able to work effectively together to manage our growth and continuing operations. If we are unable to expand our sales and marketing organizations in a timely manner, our growth could be limited.

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

   The introduction of our new e-business applications has required us to hire new sales personnel with the skills required to sell these products. As a result, most of our current direct sales force has been with us for a relatively short period. During 1999, we added 12 direct sales representatives to our direct sales force, which represents 52.2% of our total direct sales representatives and 24.0% of our total sales personnel as of December 31, 1999. In the first six months of 2000 we added an additional 35 direct sales representatives. New sales personnel require training and take time to achieve full productivity. If we are unable to hire or retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity more slowly than anticipated, our business could be harmed.

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

   In addition, we have distribution relationships with companies located in the United States, Japan and the Netherlands that distribute or resell our products -- our indirect sales channel. Sales through our indirect sales channel accounted for approximately 28.7% of our total revenue for 1998, 35.3% for 1999 and 12.7% for the first six months of 2000. Sales of our products to Indus, which integrates Foundation into certain of its enterprise solutions for the energy and utility industries, represented 18.4% of our total revenue in 1998, 11.2% in 1999 and 5.1% in the first six months of 2000. A significant portion of our sales in Japan were made through distributors. If we cannot maintain successful relationships with our indirect sales channel, we may have difficulty expanding the sales of our products and our growth may be limited.

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

WE MAY BE UNABLE TO ATTRACT NEW CUSTOMERS IF WE DO NOT DEVELOP NEW PRODUCTS AND ENHANCEMENTS.

   If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we may be unable to attract new customers. For example, we have recently released new versions of a number of our existing applications. We may not be successful in marketing and supporting these new versions, or developing and marketing other product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they may not achieve market acceptance. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. These delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products.

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

BARRIERS TO INTERNATIONAL EXPANSION COULD LIMIT OUR FUTURE GROWTH.

   We intend to expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 5.1% of our total revenue for the year ended December 31, 1998, 23.2% of our total revenue in 1999 and 28.2% of our total revenue for the first six months of 2000, substantially all of which consisted of sales to customers in Canada, Europe and Japan. We conduct our international sales primarily through direct sales offices in Germany, the Netherlands and the United Kingdom, through our Canadian subsidiary and through distributors in Japan. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources.

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

WE ARE GROWING RAPIDLY, AND THE FAILURE TO MANAGE OUR GROWTH, INCLUDING EXPANSION OF OUR MANAGEMENT SYSTEMS, COULD HARM OUR BUSINESS.

   We have grown rapidly and will need to continue to grow in all areas of operation in order to execute our business strategy. Our total number of full-time employees grew from 75 at December 31, 1998 to 131 at December 31, 1999 to 260 at June 30, 2000, and we anticipate further significant increases in the number of our employees. Our growth has placed significant demands on management as well as on our administrative, operational and financial resources and controls. We expect our future growth to cause similar, and perhaps increased, strain on our systems and controls. In particular, we need to implement several new information systems. If we cannot effectively establish and improve our processes, we may not be able to manage our growth successfully or sustain and manage the growth rates we have experienced in the past.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

   During the first six months of 2000, our exposure to market risk for changes in interest rates related primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At June 30, 2000, our portfolio included money market funds, commercial paper, short-term taxable municipals, government agencies, and corporate bonds. The diversity of the portfolio helps us to achieve our investment objective. As of June 30, 2000 the weighted average maturity of our portfolio was less than 90 days.

   Our debt obligations consist primarily of a capital lease assumed in connection with the acquisition of Rubric and a note payable entered into prior to our public offering. These debt facilities were used primarily to purchase capital items such as computers and office equipment. Currently, all such capital spending is funded using working capital. We have no significant interest rate exposure on our note payable and the interest rate on our capital lease obligation is fixed.

   We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2000 we do not believe that a hypothetical 10% change in foreign currency rates would materially harm our financial position.

PART II  OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

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

   As of June 30, 2000, we had used the estimated aggregate net proceeds of $57.8 million that we received from our initial public offering as follows (in millions):


              Construction of plant, building and facilities:                       $ 1.7
              Purchase and installation of machinery and equipment:                 $ 5.2
              Purchases of real estate:                                             $   0
              Acquisition of other businesses:                                      $   0
              Repayment of indebtedness:                                            $ 1.2
              Working capital:                                                      $49.7
              Other purposes:                                                       $   0

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

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits

   The following exhibits have been filed with this report:

           27.1 Financial Data Schedule

   b. Reports on Form 8-K.

   None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BROADBASE SOFTWARE, INC.

Dated:  August 9, 2000                    By: /s/ Rusty Thomas
                                              ----------------------------------
                                              Rusty Thomas
                                              Executive Vice President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX

     EXHIBIT
       NO.               DESCRIPTION
       ---               -----------
      27.1          Financial Data Schedule