Form 10-Q
period 2000-09-30
BROADBASE SOFTWARE INC
filed 2000-11-13
CIK 1076016

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

                For the quarterly period ended September 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _____________ to _______________ .


                        Commission file number: 000-26789


                            BROADBASE SOFTWARE, INC.
           (Exact name of the Registrant as specified in its charter)


                    Delaware                                                           77-0417081
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employee Identification No.)

                             181 Constitution Drive
                              Menlo Park, CA 94025
           (Address of principal executive offices including zip code)


                                 (650) 614-8300
            (The Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES [X] NO [ ]


Number of shares of the Registrant's common stock outstanding as of October 31, 2000: 50,598,183


================================================================================

                            BROADBASE SOFTWARE, INC.
                                    FORM 10-Q
                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:
              Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999...........   3
              Condensed Consolidated Statements of Operations for the three months and nine months ended
              September 30, 2000 and September 30, 1999...................................................   4
              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
              2000 and September 30, 1999.................................................................   5
              Notes to Condensed Consolidated Financial Statements........................................   6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......  11
Item 3.       Quantitative and Qualitative Disclosures about Market Risk..................................  23

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings...........................................................................  30
Item 2.       Changes in Securities and Use of Proceeds...................................................  30
Item 3.       Defaults upon Senior Securities.............................................................  30
Item 4.       Submission of Matters to a Vote of Security Holders.........................................  30
Item 5.       Other Information...........................................................................  30
Item 6.       Exhibits and Reports on Form 8-K............................................................  31
              Signatures..................................................................................  32

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            BROADBASE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              2000            1999(1)
                                                                          ------------      -----------
                                                                          (UNAUDITED)
        ASSETS
        Current assets:
           Cash and cash equivalents                                        $ 138,861        $ 76,642
           Short-term investments                                              71,367              --
           Accounts receivable, net                                            14,154           2,712
           Prepaid expenses and other current assets                            5,608           1,239
                                                                            ---------        --------
             Total current assets                                             229,990          80,593
        Property and equipment, net                                            10,459           2,868
        Restricted cash                                                         2,473             633
        Other assets                                                          429,379             676
                                                                            ---------        --------
             Total assets                                                   $ 672,301        $ 84,770
                                                                            =========        ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
           Accounts payable                                                 $   3,335        $    559
           Accrued compensation                                                 4,311           2,919
           Accrued expenses                                                    12,255           2,341
           Current portion of bank line of credit, notes payable and
             capital lease obligations                                            294             749
           Deferred revenue                                                    11,036           4,663
                                                                            ---------        --------
             Total current liabilities                                         31,231          11,231
        Bank line of credit, notes payable and capital lease obligations          444             333
                                                                            ---------        --------
             Total liabilities                                                 31,675          11,564
        Stockholders' equity:
        Common stock                                                               50              17
        Additional paid-in capital                                            825,687         124,297
        Deferred stock compensation                                           (37,289)         (8,710)
        Notes receivable from stockholders                                       (450)           (693)
        Accumulated other comprehensive loss                                     (206)            (33)
        Accumulated deficit                                                  (147,166)        (41,672)
                                                                            ---------        --------
             Total stockholders' equity                                       640,626          73,206
                                                                            ---------        --------
             Total liabilities and stockholders' equity                     $ 672,301        $ 84,770
                                                                            =========        ========

See accompanying notes to the Condensed Consolidated Financial Statements.

(1) The balance sheet at December 31, 1999 has been derived from the audited financial statements as of that date.

                            BROADBASE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                              ----------------------------     ---------------------
                                                   2000           1999           2000          1999
                                              -------------  -------------     --------      --------
    Net revenue:
         License                                 $ 10,409       $ 2,114        $ 22,169      $  4,807
         Professional services                      2,658           382           6,039           775
         Maintenance                                1,253           268           2,806           731
                                                 --------       -------        --------      --------
                   Total net revenue               14,320         2,764          31,014         6,303
                                                 --------       -------        --------      --------

    Cost of revenue:
          License                                     734           482           2,775           910
          Professional services (1)                 4,406           556           8,633         1,217
          Maintenance (2)                             406           194           1,184           465
          Amortization of acquired core and
           developed technology                       397            --           1,058            --
                                                 --------       -------        --------      --------
                   Total cost of revenue            5,943         1,232          13,650         2,592
                                                 --------       -------        --------      --------
    Gross margin                                    8,377         1,532          17,364         3,711
                                                 --------       -------        --------      --------

    Operating expenses:
         Sales and marketing (3)                    9,065         4,062          24,989        10,557
         Research and development (4)               4,894         1,587          11,118         4,387
         General and administrative (5)             1,756           498           4,249         1,430
         Amortization of deferred stock
          compensation                              5,534         1,976          13,437         4,448
         Amortization of intangible assets
          and goodwill                             19,299            --          49,039            --

         Acquired in-process research and
          development                               2,843            --          12,900            --
         Merger expenses                            6,048            --          16,328            --
                                                 --------       -------        --------      --------
                   Total operating expenses        49,439         8,123         132,060        20,822
                                                 --------       -------        --------      --------
    Loss from operations                          (41,062)       (6,591)       (114,696)      (17,111)
    Interest income                                 3,704           237           9,514           431
    Interest expense                                  (12)         (275)           (312)         (836)
                                                 --------       -------        --------      --------
    Net loss                                     $(37,370)      $(6,629)       $(105,494)    $(17,516)
                                                 ========       =======        =========     ========

    Basic and diluted net loss per share         $  (0.78)      $  (0.85)      $  (2.37)     $  (3.40)
                                                 ========       ========       ========      ========
    Weighted-average shares used in
     computing basic and diluted net
     loss per share                                48,001         7,808          44,483         5,154
                                                 ========       =======        ========      ========

(1) Excludes $1,222, $3,080, $75 and $171 of amortization of deferred stock compensation for the three and nine months ended September 30, 2000 and for the three and nine months ended September 30, 1999, respectively.

(2) Excludes $38, $51, $5 and $7 of amortization of deferred stock compensation for the three and nine months ended September 30, 2000 and for the three and nine months ended September 30, 1999, respectively.

(3) Excludes $1,076, $2,807, $1,059 and $2,276 of amortization of deferred stock compensation for the three and nine months ended September 30, 2000 and for the three and nine months ended September 30, 1999, respectively.

(4) Excludes $1,635, $3,077, $489 and $1,235 of amortization of deferred stock compensation for the three and nine months ended September 30, 2000 and for the three and nine months ended September 30, 1999, respectively.

(5) Excludes $1,563, $4,422, $348 and $759 of amortization of deferred stock compensation for the three and nine months ended September 30, 2000 and for the three and nine months ended September 30, 1999, respectively.

See accompanying notes to the Condensed Consolidated Financial Statements.

                            BROADBASE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                  -----------------------
                                                                                     2000          1999
                                                                                  ---------     ---------
       OPERATING ACTIVITIES:
           Net loss                                                               $(105,494)    $(17,516)
           Adjustments to reconcile net loss to net cash used in operating activities:
               Amortization of deferred stock compensation                           13,437        4,448
               Depreciation and amortization                                          1,718          710
               Acquired in-process research and development                          12,900           --
               Amortization of acquired core and developed technology                 1,058           --
               Amortization of intangible assets and goodwill                        49,039           --
               Write-off of note receivable from stockholder                             --            7
               Common stock issued to consultants                                       403          227
           Changes in balance sheet items:
                   Accounts receivable                                               (9,436)        (763)
                   Prepaid expenses and other current assets                         (4,043)        (521)
                   Accounts payable                                                  (2,861)         377
                   Accrued expenses                                                   4,381        3,760
                   Deferred revenue                                                   5,876        1,104
                   Payment on license agreement                                          --         (250)
                                                                                  ---------     ---------
                       Net cash used in operating activities                        (33,022)      (8,417)
       INVESTING ACTIVITIES:
            Purchase of short-term investments, net                                 (71,367)          --
            Increase in restricted cash                                              (1,840)          --
            Purchases of property and equipment                                      (7,788)      (1,065)
                                                                                  ---------     --------
                       Net cash used in investing activities                        (80,995)      (1,065)
       FINANCING ACTIVITIES:
           Proceeds from issuance of convertible preferred stock, net                    --       19,979
           Proceeds from issuance of common stock upon exercise of options            1,507          448
           Proceeds from issuance of common stock in initial public offering,
              net                                                                        --       50,561
           Proceeds from issuance of common stock in private placement                   --          631
           Proceeds under employee stock purchase program                             1,104           --
           Proceeds from issuance of common stock in secondary public
              offering, net                                                         174,958           --
           Payments to repurchase unvested common stock                                 (50)          (8)
           Issuance of notes receivable to stockholders                                (450)          --
           Repayment of notes receivable from stockholders                              693           --
           Proceeds from issuance of convertible debt                                    --        1,275
           Payments on notes payable                                                 (1,118)        (306)
           Principal payments on capital lease obligations                              (68)         (19)
           Principal payments on equipment line of credit                              (167)        (250)
                                                                                  ---------     --------
                        Net cash provided by financing activities                   176,409       72,311
                                                                                  ---------     --------
           Effect of foreign exchange rate changes on cash and cash
              equivalents                                                              (173)         (35)
                                                                                  ---------     --------
           Net increase in cash and cash equivalents                                 62,219       62,794
       Cash and cash equivalents:
            Beginning of period                                                      76,642       13,990
                                                                                  ---------     --------
            End of period                                                         $ 138,861     $ 76,784
                                                                                  =========     ========
       Supplemental schedule of non cash investing and financing activities:
            Conversion of convertible debt into common stock                      $      --     $  9,525
            Issuance of common stock in connection with purchase
               business combinations                                              $ 481,485     $     --

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

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 13, 2000. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year of 2000 or any future period.

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

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. As of September 30, 2000, all marketable debt securities are classified as held-to-maturity as the Company has both the ability and intent to hold these securities to maturity; therefore, these securities are recorded on the accompanying balance sheets at amortized cost. Interest, dividends and realized gains and losses are included in interest income.

The following is a summary of cash and held-to-maturity debt securities (in thousands):

Cash equivalents:
          Money market funds                         $  4,420
          Short-term taxable municipals                46,950
          Demand notes                                 45,590
          Commercial paper                             36,477
                                                     --------
                   Total cash equivalents            $133,437
                                                     ========
Short-term investments
          Corporate bonds                            $ 49,216
          Government agencies                          22,151
                                                     --------
                   Total short-term investments      $ 71,367
                                                     ========

3. ACCUMULATED OTHER COMPREHENSIVE LOSS

   The following are the components of comprehensive loss (in thousands):

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                             ----------------------------   ---------------------------
                                             SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                 2000            1999           2000            1999
                                             ------------    ------------   ------------    ------------
  Net loss                                    $ (37,370)      $  (6,629)      $(105,494)      $ (17,516)
  Foreign currency translation loss                (114)            (34)           (173)            (35)
                                              ---------       ---------       ---------       ---------
           Comprehensive loss                 $ (37,484)      $  (6,663)      $(105,667)      $ (17,551)
                                              =========       =========       =========       =========

   The accumulated other comprehensive loss at September 30, 2000 of $206,000 consisted entirely of the cumulative foreign currency translation loss.

4. NET LOSS PER SHARE

   Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

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

The following table sets forth the computation of net loss per share (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                    ---------------------------     ---------------------------
                                                        2000            1999            2000            1999
                                                    -------------   -------------   -------------     ---------
 Basic and diluted net loss per share:

 Net loss                                             $ (37,370)        $(6,629)      $(105,494)      $ (17,516)
 Weighted-average shares of common
     stock outstanding                                   48,570           9,042          45,234           6,932
 Less weighted-average shares
     subject to repurchase                                 (569)         (1,234)           (751)         (1,778)
                                                      ---------        --------        --------       ---------
 Weighted-average shares of common
    stock outstanding used in
    computing basic and diluted net
    loss per share                                       48,001           7,808          44,483           5,154
                                                      ---------       ---------       ---------       ---------
 Basic and diluted net loss per share                 $   (0.78)      $   (0.85)      $   (2.37)      $   (3.40)
                                                      =========       =========       =========       =========

5. RECENT ACCOUNTING PRONOUNCEMENTS

   In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2, "Software Revenue Recognition", to require recognition of revenue using the "residual method" when certain criteria are met. SOP 98-9 also amends SOP 98-4, an earlier amendment to SOP 97-2, which extended the deferral of the application of certain passages of SOP 97-2. The Company adopted the provisions of SOP 98-9 as of January 1, 2000, which did not have a material affect on our financial position, results of operations or cash flows.

   In December 1999, the SEC issued SEC Staff Accounting Bulletin No 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. In October 2000, the SEC issued a "Frequently Asked Questions" document on SAB 101 to provide further definitive guidance on the implementation of SAB 101. SAB 101 is effective for years beginning after December 15, 1999 and is required to be adopted in the quarter ended December 31, 2000 retroactive to the beginning of the year. SAB 101 is not expected to have a significant effect on the Company's results of operations, financial position or cash flows.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies certain elements of APB Opinion No. 25, including: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that have occurred after either December 15, 1998 or January 12, 2000. The adoption of this interpretation did not have a material impact on the Company's results of operations, financial position or cash flows in the three and nine months ended September 30, 2000.

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

   On May 3, 2000, in connection with the desired retention of employees whose primary equity participation in the Company was at that time "out-of-the-money" options, the Company granted an aggregate of 806,000 options to purchase shares of Broadbase common stock at an exercise price of $1.00 per share. The Company did not cancel or modify any outstanding stock options in connection with these new option grants. As a result of these option grants, the Company recorded approximately $12.3 million of deferred stock compensation, computed as the difference between the options' exercise price and the fair market value of the Company's stock on the date of grant. This amount will be amortized to compensation expense over the options' vesting term, two to four years, on a graded vesting method.

   On July 7, 2000, in lieu of annual salary merit increases, the Company granted to each then employee an option to purchase 500 shares of Broadbase common stock at an exercise price of $1.00 per share, for an aggregate of 131,000 options. The Company did not cancel or modify any outstanding stock options in connection with these new option grants. As a result of these option grants, the Company recorded approximately $4.1 million of deferred stock compensation, computed as the difference between the options' exercise price and the fair market value of the Company's stock on the date of grant. This amount will be amortized to compensation expense over the options' vesting term, two years, on a graded vesting method.

   On September 20, 2000, in connection with the hiring of a new officer, the Company granted an aggregate of 132,000 options to purchase shares of Broadbase common stock at an exercise price of $1.00 per share. As a result of these option grants, the Company recorded approximately $2.2 million of deferred stock compensation, computed as the difference between the options' exercise price and the fair market value of the Company's stock on the date of grant. This amount will be amortized to compensation expense over the options' vesting term, four years, on a graded vesting method.

   On August 23, 2000 and September 20, 2000, in connection with the desired retention of specified employees, the Company granted an aggregate of 139,000 options to purchase shares of Broadbase common stock at an exercise price of $1.00 per share. The Company did not cancel or modify any outstanding stock options in connection with these new option grants. As a result of these option grants, the Company recorded approximately $2.4 million of deferred stock compensation, computed as the difference between the options' exercise price and the fair market value of the Company's stock on the date of grant. This amount will be amortized to compensation expense over the options' vesting term, two years, on a graded vesting method.

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

8. ACQUISITION OF RUBRIC, INC.

   On February 1, 2000, the Company completed its acquisition of Rubric, Inc. ("Rubric"), a Delaware corporation, a leading provider of e-marketing software applications. In connection with the acquisition, the Company issued approximately 6.0 million shares of its common stock in exchange for all outstanding shares of Rubric capital stock, and converted outstanding options and warrants to acquire Rubric capital stock into options and warrants to acquire approximately 1.2 million shares of the Company's common stock. Of the shares issued, approximately 600,000 shares of the Company's common stock are being held in escrow for a period of one year following the acquisition for the purpose of providing a fund against which the Company may seek indemnification from former Rubric stockholders for any breaches of representations, warranties or covenants under the Merger Agreement.

   The Company recorded this transaction using the purchase method of accounting for business combinations. The purchase price of Rubric was allocated based on fair value to the specific tangible and intangible assets acquired and liabilities assumed from Rubric pursuant to an independent valuation. The total purchase price for Rubric was $371.8 million, consisting of $301.7 million of Broadbase common stock, $61.3 million of options to purchase Broadbase common stock and $8.8 million of acquisition related costs consisting primarily of direct transactions costs and involuntary termination benefits. As a result, the Company recorded a charge to operations upon consummation of the transaction related to acquired in-process research and development of approximately $10.1 million. Also, the Company has incurred merger-related costs of $14.8 as of September 30, 2000 (including $3.5 million in the quarter ended September 30,
2000), of which $1.0 million were included in the Company's 1999 results of operations. This amount included $2.0 million of payments to Rubric to fund its working capital requirements prior to the closing of the merger, $2.2 million of employee bonuses paid upon successful completion of the merger, $800,000 of costs to announce the merger, and $9.8 million of costs associated with combining the operations of the two companies, including $9.0 million for assumed customer integration costs, $400,000 for severance and related costs and $400,000 for write-off of redundant assets and other costs. In addition, the Company recorded approximately $362.0 million of intangible assets and goodwill on its balance sheet, which will result in amortization expense of approximately $66.9 million for 2000, $72.7 million for 2001, $72.7 million for 2002, $72.1 million for 2003, $71.6 million for 2004 and $6.0 million for 2005. Accumulated amortization of intangible assets and goodwill associated with the Rubric acquisition, excluding the one-time write-off of acquired in-process research and development, totaled approximately $48.6 million at September 30, 2000.

   The following unaudited pro forma summarized results of operations have been prepared assuming that the acquisition of Rubric had occurred at the beginning of the periods presented. These results presented below are not necessarily indicative of results of operations that would have occurred had the acquisition actually been consummated as of the beginning of the periods presented, nor are the results presented below necessarily indicative of results to be expected in future periods. The pro forma information for the nine months ended September 30, 2000 excludes the impact of one-time charges for in-process research and development costs of $10.1 million and merger related costs of approximately $13.8 million.

                                                  NINE MONTHS ENDED
                                             ---------------------------
                                             SEPTEMBER 30,  SEPTEMBER 30,
                                                 2000           1999
                                             ------------   ------------
                                                (IN THOUSANDS, EXCEPT
                                                   PER SHARE DATA)
Net revenue                                   $ 31,300       $  9,221
Net loss                                      $(91,125)      $(77,720)
Basic and diluted net loss per share          $  (1.87)      $  (6.98)


9. ACQUISITION OF APERIO, INC.

   On June 23, 2000, the Company completed its acquisition of Aperio, Inc. ("Aperio"), a Delaware corporation, a provider of e-commerce marketing solutions. In connection with the acquisition, the Company issued approximately 561,000 shares of its common stock in exchange for all outstanding shares of Aperio capital stock, and converted outstanding options to acquire Aperio capital stock into options and warrants to acquire approximately 119,000 shares of the Company's common stock. Approximately 56,000 of the shares of Broadbase common stock are being held in escrow for a period of one year as collateral for indemnity obligations of Aperio and its shareholders. In addition, several employees of Aperio, including executive officers, became employees of Broadbase.

   The Company recorded this acquisition using the purchase method of accounting for business combinations. The purchase price of Aperio was allocated based on fair value to specific tangible and intangible assets acquired and liabilities assumed from Aperio pursuant to an independent valuation. The total purchase price for Aperio was $30.1 million, consisting of $23.8 million of Broadbase common stock, $5.0 million of options to purchase Broadbase common stock, and $1.3 million of acquisition related costs consisting primarily of direct transaction expenses. As a result of the transaction, the Company recorded approximately $28.8 million of intangible assets and goodwill on its balance sheet, which will result in amortization expense of approximately $2.9 million for 2000, $5.9 million for 2001, $5.9 million for 2002, $5.7 million for 2003, $5.6 million for 2004 and $2.8 million for 2005. Accumulated amortization of intangible assets and goodwill associated with the Aperio acquisition, excluding the one-time write-off of acquired in-process research and development, totaled approximately $1.5 million at September 30, 2000.

10. ACQUISITION OF PANOPTICON, INC.

   On September 15, 2000, the Company completed its acquisition of Panopticon, Inc. ("Panopticon"), a California corporation, developers of a real-time recommendation engine that produces context-sensitive, personalized recommendations across web, wireless, e-mail and call center customer interaction points. This engine extends Broadbase's analytic platform with the ability to dynamically recommend and serve appropriate content or products in real time. In connection with this acquisition, the Company issued approximately
2.66 million shares of common stock in exchange for all outstanding shares of Panopticon capital stock, and converted outstanding options and warrants to acquire Panopticon capital stock into options and warrants to purchase approximately 519,860 shares of Broadbase common stock. Approximately 266,000 of the shares of Broadbase common stock are being held in escrow for a period of one year as collateral for indemnity obligations of Panopticon and its shareholders. In addition, several employees of Panopticon, including executive officers, became employees of Broadbase.

   The Company recorded this transaction using the purchase method of accounting for business combinations. The purchase price of Panopticon was allocated based on fair value to the specific tangible and intangible assets acquired and liabilities assumed from Panopticon pursuant to an independent valuation. The total purchase price for Panopticon was $102.1 million, consisting of $85.4 million of Broadbase common stock, $15.9 million of options and warrants to purchase Broadbase common stock and $0.8 million of acquisition related costs. As a result the Company recorded a charge to operations upon consummation of the transaction related to acquired in-process research and development of approximately $2.8 million. Also, the Company has incurred merger-related costs of $2.5 million as of September 30, 2000. This amount included approximately $2.0 million of payments to Panopticon to fund its working capital requirements prior to the closing of the merger, $300,000 of employee bonuses payable upon successful completion of the merger, and approximately $200,000 of costs associated with combining the operations of the two companies. In addition, the Company recorded approximately $88.0 million of intangible assets and goodwill on its balance sheet, which will result in amortization expense of approximately $4.4 million for 2000, $17.7 million for 2001, $17.7 million for 2002, $17.6 million for 2003, $17.5 million for 2004 and $13.1 million for 2005. There was no accumulated amortization of intangible assets and goodwill at September 30, 2000 related to the acquisition of Panopticon.

   The following unaudited pro forma summarized results of operations have been prepared assuming that the Panopticon acquisition had occurred at the beginning of the periods presented. These results presented below are not necessarily indicative of results of operations that would have occurred had the acquisition actually been consummated as of the beginning of the periods presented, nor are the results presented below necessarily indicative of results to be expected in future periods. The pro forma information for the nine months ended September 30, 2000 excludes the impact of one-time charges for in-process research and development costs of $2.8 million.

                                                       NINE MONTHS ENDED
                                                   ---------------------------
                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                       2000           1999
                                                   ------------   ------------
                                                     (IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)
         Net revenue                                $  31,014      $  6,304
         Net loss                                   $(122,004)     $(35,651)
         Basic and diluted net loss per share       $   (2.60)     $  (4.56)

11. PENDING ACQUISITIONS

    On August 16, 2000, Broadbase entered into a definitive agreement to acquire privately-held Decisionism, Inc. ("Decisionism"), a leading provider of analytic solutions for business-to-business digital marketplaces. Under the terms of the agreement, the Company will issue approximately 475,000 shares of Broadbase common stock in exchange for all securities of Decisionism outstanding as of the date of the transaction. In addition, we have agreed to issue new Broadbase options to purchase at least 224,704 shares of common stock to employees of Decisionism that continue as employees of Broadbase. The transaction will be recorded using the purchase method of accounting for business combinations. Completion of this acquisition is expected in December 2000 and is subject to obtaining all necessary stockholder and regulatory approvals and to other customary closing conditions.

    On September 18, 2000, Broadbase entered into a definitive agreement to acquire privately-held Servicesoft, Inc. ("Servicesoft"), a leading provider of intelligent e-service solutions. Under the terms of the agreement, the Company will issue approximately 29.0 million shares of Broadbase common stock in exchange for all outstanding shares of Servicesoft capital stock, and will convert all outstanding Servicesoft options and warrants into options and warrants to purchase approximately 6.1 million shares of Broadbase common stock, representing approximately 34.7% of the combined company on a fully diluted basis based on capitalization of each company at September 30, 2000. The transaction will be recorded using the purchase method of accounting for business combinations. Completion of this acquisition is expected in December 2000 and is subject to obtaining all necessary stockholder and regulatory approvals and to other customary closing conditions.

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

OVERVIEW

   We incorporated in November 1995 and from that date through December 1997 were in the development stage, conducting research and developing our initial products. In the fourth quarter of 1997, we introduced Foundation. This software product was originally designed to enable organizations to build and manage datamarts for their customer information. In the third quarter of 1998, we began offering applications, built on Foundation, which provide analysis for customer relationship management. In May 1999 we expanded our suite by introducing new applications designed for Internet sales channels, Internet marketing and other customer-focused e-business applications, as well as new versions of our existing applications. Throughout these periods, we expanded our organization by hiring personnel in key areas, particularly sales, marketing and research and development. We grew from a total of 41 full-time employees at December 31, 1997 to 75 full-time employees at December 31, 1998 to 131 full-time employees at December 31, 1999. As of September 30, 2000 we had 329 full-time employees and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth, we are investing in and implementing scaleable operational systems, procedures and controls.

   Our revenue comes principally from licenses of our software products, with the balance coming from maintenance and professional services. Under the provisions of SOP No. 97-2, "Software Revenue Recognition", and its amendments, we recognize license revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant company obligations with regard to installation or implementation of the software remain, the fee is fixed or determinable and collectibility is probable. In a typical application license transaction, our professional services group connects our product to the customer's systems and data sources. Upon completion of that connection, no significant obligations remain with respect to implementation, and we recognize the revenue related to that license. The actual connection process can often be completed in two to four weeks. However, the timing of the commencement and completion of this process is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel following delivery of the software. As a result, we typically do not recognize the license revenue from an application license until one to three months after our product is shipped to the customer. License revenue generated by distributors and other resellers is recognized upon receipt of a reseller report of sale and our shipment of the licensed software. Professional services revenue is recognized when services are performed. Maintenance revenue associated with new product licenses and maintenance revenue resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period, usually one year.

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

    We sell our products through our direct sales force and through indirect sales channels. Direct sales are made by our direct sales force in North America, Japan, Germany, the United Kingdom and the Netherlands. Our indirect sales channels include software application vendors, resellers and distributors located in the United States, Japan and the Netherlands. Sales through indirect sales channels accounted for approximately 36.4% and 13.3% of our total net revenue for the nine months ended September 30, 1999 and 2000, respectively.

   Revenue from customers outside North America represented 24.1% and 19.1% of our total net revenue for the nine months ended September 30, 1999 and 2000, respectively. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct and indirect international sales channels. International revenue may not, however, increase as a percentage of total net revenue.

   We have experienced substantial net losses since our inception due to the significant costs incurred to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments and the costs associated with our acquisitions. As of September 30, 2000, we had an accumulated deficit of $147.2 million. We expect to continue to incur substantial losses for the foreseeable future.

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

   On February 18, 2000, we completed a secondary public offering of 6,900,000 shares of our common stock, of which 3,900,000 shares were sold by Broadbase and 3,000,000 were sold by our stockholders at a price of $47.50 per share. Offering proceeds to Broadbase, net of aggregate underwriters discounts and commissions and related offering expenses, were approximately $175.0 million.

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

   On August 16, 2000, we entered into a definitive agreement to acquire privately-held Decisionism, Inc., a leading provider of analytic solutions for business-to-business digital marketplaces. Under the terms of the agreement, we will issue approximately 475,000 shares of Broadbase common stock in exchange for all securities of Decisionism outstanding as of the date of the transaction. In addition, we have agreed to issue new Broadbase options to purchase at least 224,704 shares of common stock to employees of Decisionism that continue as employees of Broadbase. The transaction will be recorded using the purchase method of accounting for business combinations. Completion of this acquisition is expected in December 2000 and is subject to obtaining all necessary stockholder approvals and to other customary closing conditions.

   On September 15, 2000, we acquired privately-held Panopticon, Inc., developers of a real-time recommendation engine that produces context-sensitive, personalized recommendations across web, wireless, e-mail and call center customer interaction points. This engine extends Broadbase's analytic platform with the ability to dynamically recommend and serve appropriate content or products in real time. In connection with this acquisition, we issued approximately 2.7 million shares of Broadbase common stock in exchange for all outstanding shares of Panopticon capital stock, and converted all outstanding Panopticon options and warrants into options and warrants to purchase approximately 519,860 shares of Broadbase common stock. This transaction was recorded using the purchase method of accounting for business combinations.

   On September 18, 2000, we entered into a definitive agreement to acquire privately-held Servicesoft, Inc., a leading provider of intelligent e-service solutions. Under the terms of the agreement, we will issue approximately 29.0 million shares of Broadbase common stock in exchange for all outstanding shares of Servicesoft capital stock and will convert all outstanding Servicesoft options and warrants into options and warrants to purchase approximately 6.1 million shares of Broadbase common stock, representing approximately 34.7% of the combined company on a fully diluted basis based on capitalization of each company at September 30, 2000. The transaction will be recorded using the purchase method of accounting business combinations. Completion of this acquisition is expected in December 2000 and is subject to obtaining all necessary stockholder and regulatory approvals and to other customary closing conditions.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ----------------------------    -------------------------
                                                               2000           1999           2000           1999
                                                          -------------  -------------    -----------    ----------
Net revenue:
     License                                                 $ 10,409       $ 2,114        $ 22,169       $  4,807
     Professional services                                      2,658           382           6,039            765
     Maintenance                                                1,253           268           2,806            731
                                                             --------       -------        --------       --------
               Total net revenue                               14,320         2,764          31,014          6,303
                                                             --------       -------        --------       --------

Cost of revenue:
      License                                                     734           482           2,775            910
      Professional services                                     4,406           556           8,633          1,217
      Maintenance                                                 406           194           1,184            465
      Amortization of acquired core and developed
        technology                                                397            --           1,058             --
                                                             --------       -------        --------       --------
               Total cost of revenue                            5,943         1,232          13,650          2,592
                                                             --------       -------        --------       --------
Gross margin                                                    8,377         1,532          17,364          3,711
                                                             --------       -------        --------       --------

Operating expenses:
     Sales and marketing                                        9,065         4,062          24,989         10,557
     Research and development                                   4,894         1,587          11,118          4,387
     General and administrative                                 1,756           498           4,249          1,430
     Amortization of deferred stock compensation                5,534         1,976          13,437          4,448
     Amortization of intangible assets and goodwill            19,299            --          49,039             --
     Acquired in-process research and development               2,843            --          12,900             --
     Merger expenses                                            6,048            --          16,328             --
                                                             --------       -------        --------       --------
               Total operating expenses                        49,439         8,123         132,060         20,822
                                                             --------       -------        --------       --------
Loss from operations                                          (41,062)       (6,591)       (114,696)       (17,111)
Interest income                                                 3,704           237           9,514            431
Interest expense                                                  (12)         (275)           (312)          (836)
                                                             --------       -------        --------       --------
Net loss                                                     $(37,370)      $(6,629)       $(105,494)     $(17,516)
                                                             ========       =======        =========      ========
Basic and diluted net loss per share                         $  (0.78)      $  (0.85)      $  (2.37)      $  (3.40)
                                                             ========       ========       =========      ========
Weighted-average shares used in computing basic and
  diluted net loss per share                                   48,001         7,808          44,483          5,154
                                                             ========       =======        ========       ========

NET REVENUE

   License. The increase in license revenue comparing the three and nine months ending September 30, 2000 to the corresponding periods in 1999 is primarily attributable to increases in the number of customers licensing our products in 2000 and an overall increase in the average revenue per license transaction. The increased number of license sales resulted primarily from significant expansion of our direct sales force and our indirect sales channels, while the increase in the average revenue per license transaction resulted from price increases for our individual applications and our new, higher-priced application bundles offered to customers in 2000. We intend to continue to expand both our direct and indirect sales channels.

   Professional services. The growth in professional services revenue comparing the three and nine months ending September 30, 2000 to the corresponding periods in 1999 reflects the significant expansion of our installed customer base and its demand for services and the increased capacity of our consulting organization.

   Maintenance. The increase in maintenance revenue during the periods presented reflects expansion of our installed customer base and increased prices charged by us for annual maintenance.

COST OF REVENUE

   Cost of license. The cost of licenses consists primarily of royalties paid to third parties and the cost of product manuals, media, packaging and shipping. The increase in cost of licenses comparing the three and nine months ending September 30, 2000 to the corresponding periods in 1999 resulted primarily from increased royalty obligations incurred as a result of increased volume of license sales. Our royalty obligations vary significantly by product; accordingly, our cost of licenses may vary significantly from quarter to quarter as a percentage of license revenue depending on the mix of products licensed in any given quarter.

   Cost of professional services. The cost of professional services consists primarily of personnel costs for employees and contractors providing consulting and training services. The increases in cost of professional services comparing the three and nine months ending September 30, 2000 to the corresponding periods in 1999 resulted primarily from expansion of our consulting and training organizations and increased use of contract consultants, as necessary to serve our expanding customer base. We plan to continue expanding our professional services capacity through both internal hiring and partnerships with external consultants.

   Cost of maintenance. The cost of maintenance consists primarily of personnel costs for employees in our customer support organization. The increases in cost of maintenance comparing the three and nine months ending September 30, 2000 to the corresponding periods in 1999 resulted primarily from expansion of our customer support organization and increased investments in facilities and equipment necessary to provide support to our expanded customer base. We expect continued growth in our installed base to require us to continue to expand the capacity of our support organization.

   Amortization of acquired core and developed technology. This cost represents amortization of the core and developed technology acquired from Rubric on February 1, 2000 ($6.8 million) and from Panopticon on September 15, 2000 ($0.7 million). The useful life of the core and developed technologies acquired are one and five years, respectively.

OPERATING EXPENSES AND OTHER ITEMS

   Sales and marketing. Sales and marketing expenses consist primarily of costs for personnel, sales commissions, travel and entertainment, promotional activities, advertising, and domestic and international field sales offices. Increased sales and marketing expenses comparing the three and nine months ending September 30, 2000 to the corresponding periods in 1999 resulted primarily from significant expansion of our domestic and international direct sales force. We also expanded our marketing organization, increasing both the number of employees and the level of promotional and advertising activities. We plan to continue expanding our sales and marketing organizations, and expect our sales and marketing expenses to increase.

   Research and development. Research and development expenses consist primarily of salaries for development personnel, development facilities and equipment, product localization, product documentation, and quality assurance testing. The increases in these expenses comparing the three and nine months ending September 30, 2000 to the corresponding periods in 1999 are primarily attributable to significant expansion of our development workforce, including developers previously employed by Rubric and Panopticon, and increased use of contractors and other outside service providers to assist in development efforts. We plan to continue expanding our research and development organization, and expect our research and development expenses to increase.

   General and administrative. General and administrative expenses consist primarily of costs of executive, finance, human resources, legal, and information technology personnel, as well as outside professional fees for legal, tax, accounting and other services. The increase in general and administrative costs comparing the three and nine months ending September 30, 2000 to the corresponding periods in 1999 resulted primarily from personnel additions required to provide administrative and information technology support for our expanded employee base. The use of professional services also increased significantly. Management plans to continue expansion of its general and administrative organizations as necessary to support our growth.

   Amortization of deferred compensation. The increase in amortization of deferred stock compensation comparing the three and nine months ending September 30, 2000 to the corresponding periods in 1999 resulted primarily from grants of options to purchase our common stock at a exercise prices that were below the fair market value of the underlying stock. Specifically, we granted options to purchase 600,000 shares of our common stock at below fair market value to two new officers on January 4, 2000. In addition, on May 3, 2000, we granted to certain employees options to purchase an aggregate of 806,000 of the Company's common stock at below fair market value. These option grants will result in approximately $24.3 million in additional deferred stock compensation amortization over the next four years. Also, on July 7, 2000, we granted to all employees an aggregate of 131,000 options to purchase shares of Broadbase common stock at an exercise price of $1.00 per share. This grant will result in an additional $4.1 million of deferred stock compensation expense over the following four years. On August 23, 2000, we granted to certain employees options to purchase an aggregate of 5,500 of the Company's common stock at below fair market value. These option grants will result in approximately $108,000 in additional deferred stock compensation amortization over the next two years. On September 20, 2000, we granted options to purchase 132,000 shares of our common stock at below fair market value to a new officer. This grant will result in an additional $2.2 million in additional deferred stock compensation amortization over the next four years. Finally, on September 20, 2000, we granted to certain employees options to purchase an aggregate of 134,000 of the Company common stock at below fair market value. These option grants will result in approximately $2.3 million in additional deferred stock compensation amortization over the next two years.

   Amortization of intangible assets and goodwill. Amortization of intangible assets and goodwill during the nine months ended September 30, 2000 represents amortization of intangible assets recorded in connection with the acquisitions of Rubric and Aperio. We did not acquire any companies and did not record such charges during 1999. This expense will increase in future quarters as approximately $88.0 million in intangible assets recorded in connection with the Panopticon acquisition will be amortized beginning in October 2000. We expect to record additional intangible assets and goodwill in connection with our proposed acquisitions of Decisionism and Servicesoft, which are both expected to close in December 2000. Intangible assets and goodwill are amortized over a period of three to five years.

   Acquired in-process research and development. The majority of the expense of $12.9 million for the nine months ended September 30, 2000 was charged to operations in the first quarter of 2000. This expense represents the write-off of in-process research and development in connection with the acquisition of Rubric.

   Merger expenses. In connection with the acquisition of Panopticon we recorded merger and integration costs of approximately $2.5 million during the three months ended September 30, 2000. This amount included approximately $2.0 million of payments to Panopticon to fund its working capital requirements prior to the closing of the merger, $300,000 of employee bonuses paid upon successful completion of the merger, and approximately $200,000 of costs associated with combining the operations of the two companies. In connection with the acquisition of Rubric, we recorded merger and integration costs of approximately $14.8 million, of which $1.0 million was incurred in the fourth quarter of 1999 and $13.8 million was incurred during the nine months ended September 30, 2000 (including $3.5 million in the quarter ended September 30, 2000). This amount included $2.0 million of payments to Rubric to fund its working capital requirements prior to the closing of the merger, $2.2 million of employee bonuses paid upon successful completion of the merger, $800,000 of costs to announce the merger, and $9.8 million of costs associated with combining the operations of the two companies, including $9.0 million for customer integration costs, $400,000 for severance and related costs and $400,000 for write-off of redundant assets and other costs. We expect to incur additional merger related costs in the fourth quarter of 2000 as we complete the integration of the Rubric and Panopticon acquisitions and complete our pending acquisitions of Decisionism and Servicesoft.

   Interest income. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. The significant increase in interest income comparing the three and nine months ended September 30, 2000 to the corresponding periods of 1999 resulted from substantially higher cash balances available for investment during 2000. Higher cash balances during 2000 resulted from our secondary public offering completed in February 2000.

   Interest expense. The decrease in interest expense for the periods presented is attributable to lower debt balances during 2000.

   Income taxes. As of December 31, 1999, we had deferred tax assets of approximately $13.2 million. Such deferred tax assets are derived primarily from net operating loss and tax credit carryforwards generated by our annual losses since inception. As of December 31, 1999, federal and state net operating loss carryforwards totaled approximately $29.1 million and $13.6 million, respectively. We have also generated federal and state research and development tax credit carryforwards of approximately $500,000 and $300,000, respectively. Realization of these deferred tax assets, including any assets generated by losses during the nine months ended September 30, 2000, is dependent on future earnings, the timing and amount of which are uncertain. Due to these uncertainties, we have recorded a full valuation allowance in an amount equal to our deferred tax assets; accordingly no tax benefit is reflected in the results of operations for any period since inception for the deferred tax assets generated to date. Our net operating loss and tax credit carryforwards will expire on various dates beginning in 2004 if not used to offset future income prior to their expiration. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, we have funded our operating and capital expenditure requirements primarily through the sale of equity securities, as well as through limited debt financing. Our working capital increased from $69.4 million at December 31, 1999 to $198.8 million at September 30, 2000, due primarily to proceeds from our secondary public offering completed in February 2000. Changes in current assets other than cash and short-term investments were largely offset by changes in current liabilities. The increase in accounts receivable resulted primarily from a larger number of product sales transactions at higher average prices. The increase in current liabilities resulted primarily from greater accrued compensation and other expenses and an increase in deferred revenue resulting from a higher volume of product sales transactions. Overall, net cash used in operating activities increased to $33.0 million for the nine months ended September 30, 2000 from $8.4 million for the corresponding period of 1999, due primarily to increased operating losses excluding non-cash charges and merger related costs incurred primarily in connection with the acquisitions of Rubric and Panopticon.

   Net cash used in investing activities during the nine months ended September 30, 2000 increased approximately $80.0 million compared to the corresponding period during 1999. Investing activities consisted primarily of the purchase of $71.4 million in short-term investment securities using cash obtained in our initial and secondary public offerings, as well as a $7.8 million increase in investments in property and equipment, including computer and communications equipment, software, office equipment, furniture, fixtures and leasehold improvements.

   Financing activities during the nine months ended September 30, 2000 generated $176.4 million, compared to $72.3 million during the corresponding period in 1999. Net cash provided from financing activities during the first nine months of 2000 consisted primarily of $175.0 million in net proceeds from our secondary public offering in February 2000. Net cash provided by financing activities during the first nine months of 1999 consisted primarily of net proceeds from the issuance of Series E Preferred Stock in June 1999, which was subsequently converted to common stock at the time of our initial public offering.

   As of September 30, 2000, we held $210.2 million of cash, cash equivalents and short-term investments. We anticipate that our cash and cash equivalents on hand, combined with cash flows from customers, will be sufficient to fund operating and capital requirements for the next 12 months. However, should additional funding be required for operating requirements, capital expenditures, acquisitions, or unanticipated events, we may be required to obtain such additional funding through debt facilities or the public or private sales of debt or equity securities. Such funding may not be available in quantities or on terms favorable to us, or at all. Failure to obtain funding when needed could seriously harm us and adversely affect our future results of operations. Furthermore, equity securities issued to obtain any required funding in the future may substantially dilute the ownership of common stockholders and have rights, preferences or privileges senior to the rights, preferences or privileges of our common stockholders.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

       An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report, as well as the risks and information in our annual report, before investing in our common stock. The risks described below are not the only ones we face. Additional risks that we are aware of or that we currently believe are immaterial may become important factors that affect our business. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

       We incurred net losses and losses from operations for each period from our inception through the first nine months of 2000. As of September 30, 2000, we had accumulated net losses of approximately $147.2 million. Servicesoft, which we agreed to acquire in September 2000, had accumulated net losses of approximately $89.8 million as of June 30, 2000. We have not achieved profitability to date, and we expect to continue to incur substantial losses for the foreseeable future. We expect to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, we will need to significantly increase our revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED.

       Because we are still in the early stages of our development, we will be subject to the risks, expenses and uncertainties frequently encountered by a young company. For example, because we introduced a number of our products in May 1999, it is difficult to predict whether our products will continue to be accepted by the market, which is evolving rapidly, and the level of revenues we can expect to derive from sales of our products. Furthermore, several members of our management team have been with us for only a short period of time. Because of our limited operating history and evolving product offerings, our insights into trends that may emerge and affect our business are limited.

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE.

       Our revenues and operating results are likely to vary significantly from quarter to quarter. The factors that affect our quarterly operating results include:

       - changes in our pricing policies, or changes in the pricing policies of our competitors;

       - the size and timing of customer orders for our products and our professional services;

       - the demand for our products, particularly our e-business applications;

       - uncertainty regarding the timing of the implementation cycle for our products;

       - increased expenses for sales and marketing, product development and administration;

       - changes in the level of sales of professional services as compared to product licenses;

       - the timing of the introduction of new product and services by us or our competitors, which could affect the demand for our existing products and services;

       - the purchasing and budgeting cycles of our customers, which could result in seasonality;

       - costs incurred with respect to acquisitions of technology or businesses;

       -   changes in the mix of our domestic and international sales; and

       -   changes in general economic and market conditions.

       Our quarterly revenues increased 418% from the third quarter of 1999 to the third quarter of 2000. We do not believe that this rate of growth is indicative of the growth in revenues, if any, that we can expect in the future. Accordingly, we believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. Our operating results may fall below the expectations of investors. In this event, the market price of our common stock would likely decrease.

THE UNPREDICTABLE TIMING OF OUR SALES AND IMPLEMENTATION CYCLE MAKES IT DIFFICULT TO FORECAST OUR OPERATING RESULTS.

       Our products can have a long and unpredictable sales cycle. Potential customers often require time to weigh the costs and benefits of our products compared to those of in-house development and integration efforts. As a result, our sales cycle has typically ranged from two to seven months, although it can take longer. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur. This contributes to the uncertainty of our future operating results.

       Delays and uncertainty in product and service implementations can compound the difficulty of forecasting our operating results. In most customer sales, we are involved in the installation of their software products at the customer site, and we recognize revenue from a customer sale based in part on when the installation is complete. However, the timing of the commencement and completion of the installation process is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel after delivery of the software. In addition, customers may elect to delay product implementations. These factors make it difficult to forecast operating results and can result in significant variability in period-to-period results.

OUR OPERATING EXPENSES ARE INCREASING, AND IF WE FAIL TO MEET OUR REVENUE FORCASTS, WE WILL NOT BE ABLE TO REDUCE THESE EXPENSES QUICKLY.

       We plan to significantly increase our operating expenses as we expand our sales, marketing, research and development, professional services, customer support and administrative groups. These expenses will be incurred before we generate any revenues from our increased spending. If we do not significantly increase revenues as a result of these efforts, we will not achieve profitability. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. As a result, we would not be able to reduce spending quickly if our revenue was lower than we had projected. Therefore, if our revenue falls below our expectations in any quarter, or if we increase our spending ahead of our revenue growth, our operating results will be lower than expected.

IF OUR ACQUISITIONS ARE NOT PERCEIVED AS SUCCESSFUL, THIS MAY CAUSE A DECLINE IN OUR STOCK PRICE.

       We recently acquired several companies, we have agreed to acquire Servicesoft and Decisionism, Inc., and if we are presented with appropriate opportunities, we may acquire additional companies or make investments in other companies, products or technologies in the future. Many of these companies are in the early stages of their development and have unproven business models. We may not realize the anticipated benefits of these or other acquisitions or investments to the extent that we anticipate, or at all. We may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. If these acquisitions are not perceived as accretive, our stock price may decline.

OUR ACQUISITIONS MAY RESULT IN DISRUPTIONS TO OUR BUSINESS DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL, TECHNOLOGY AND OPERATIONS.

       The integration of acquired companies into our own will be a complex, time consuming and expensive process and may disrupt our business if not completed efficiently or in a timely manner. We must demonstrate to customers and suppliers that an acquisition will not result in adverse changes in client service standards, or dilution of or distraction to our business focus. We may not be able to successfully assimilate additional personnel, operations, acquired technology or products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. The difficulties of integrating other businesses could be greater than we anticipate, and could disrupt our ongoing business, disrupt our management and employees and increase our expenses.

ACCOUNTING CHARGES RELATING TO ACQUISITIONS WILL PREVENT US FROM ACHIEVING POSITIVE NET INCOME UNDER GAAP AS QUICKLY AS WE MIGHT OTHERWISE.

       We have acquired several companies recently, in addition to our proposed acquisitions of Servicesoft and Decisionism, and we have accounted or intend to account for these acquisitions using the purchase method of accounting. Under the purchase method, the purchase price of the acquired company is allocated based on an independent valuation, to the specific tangible and intangible assets acquired and liabilities assumed. We recorded approximately $362.0 million of intangible assets and goodwill on our balance sheet in connection with our acquisition of Rubric, which will result in amortization expense of $66.9 million for 2000, $72.7 million for 2001, $72.7 million for 2002, $72.1 million for 2003, $71.6 million for 2004 and $6.0 million for 2005. We also recorded $28.8 million in intangible assets and goodwill in connection with our acquisition of Aperio, and $88.0 million in intangible assets and goodwill in connection with our acquisition of Panopticon. We expect to record approximately $550.7 million in intangible assets and goodwill in connection with our proposed acquisition of Servicesoft, which would result in annual amortization expense of approximately $112.3 million, and expect to record a charge to operations upon completion of this acquisition of approximately $13.0 million for acquired in-process research and development. This allocation is subject to change pending a final analysis of the fair values of the assets acquired and liabilities assumed. We will likely record additional intangible assets and goodwill and merger related costs in connection with potential future acquisitions. These charges will reduce our net income reported under generally accepted accounting principles.

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

       We believe that our success will depend on the continued services of our executive officers. These employees serve "at-will" and may elect to pursue other opportunities at any time. The loss of any of our executive officers could harm our business. Several of our executive officers joined us only recently and have had a limited time to work together. For example, five of our executive officers commenced employment with us during 2000. We cannot assure you that our new executive officers will be able to work effectively together to manage our growth and continuing operations.

OUR GROWTH DEPENDS ON MARKET ACCEPTANCE OF OUR APPLICATIONS DESIGNED FOR INTERNET-BASED SYSTEMS.

       We first introduced our applications designed for Internet-based systems in May 1999. We expect that our future growth will depend significantly on revenue from licenses of these applications and related services. There are significant risks inherent in introducing these new products. Market acceptance of these new products will depend on the growth of the market for e-business solutions. This growth may not occur. We cannot assure you that our new e-business applications will meet customer performance expectations. If they do not meet customer expectations or the market for these products fails to develop or develops more slowly than we expect, our business would be harmed.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO SIGNIFICANTLY EXPAND OUR SALES
FORCE.

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

WE RELY ON MARKETING, TECHNOLOGY AND DISTRIBUTION RELATIONSHIPS THAT MAY GENERALLY BE TERMINATED AT ANY TIME, AND IF OUR CURRENT AND FUTURE RELATIONSHIPS ARE NOT SUCCESSFUL, OUR GROWTH MAY BE LIMITED.

       We rely on marketing and technology relationships with a variety of companies that, in part, generate leads for the sale of our products. These marketing and technology relationships include relationships with:

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

       If we cannot maintain successful marketing and technology relationships or cannot enter into additional marketing and technology relationships, we may have difficulty expanding the sales of our products and our growth may be limited. While these companies do not sell or distribute our products, we believe that many of our direct sales are the result of leads generated by vendors of e-business and enterprise applications that work with our products. Our marketing and technology relationships are generally not documented in writing, or are governed by agreements that can be terminated by either party with little or no prior notice. In addition, companies with which we have marketing, technology or distribution relationships may promote products of several different companies. If these companies choose not to promote our products or if they develop, market or recommend software applications that compete with our products, our business will be harmed.

       In addition, we have distribution relationships with companies located around the world that distribute or resell our products. Sales through these indirect sales channels accounted for approximately 28.7% of our total revenues for 1998, 35.3% for 1999 and 13.3% for the first nine months of 2000. If we cannot maintain successful relationships with our indirect sales channel partners, we may have difficulty expanding the sales of our products and our international growth may be limited.

WE MAY BE UNABLE TO ATTRACT NEW CUSTOMERS IF WE DO NOT DEVELOP NEW PRODUCTS AND ENHANCEMENTS.

       If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we may be unable to attract new customers. For example, we have recently released new versions of a number of our existing analytic applications. We may not be successful in marketing and supporting these new versions, or developing and marketing other product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they may not achieve market acceptance. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. These delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products.

WE DEPEND ON INCREASED BUSINESS FROM OUR NEW CLIENTS, AND IF WE FAIL TO GROW OUR CLIENT BASE OR GENERATE REPEAT BUSINESS, OUR OPERATING RESULTS COULD BE HARMED.

       If we fail to grow our client base or generate repeat and expanded business from our current and future clients, our business and operating results will be seriously harmed. Some of our clients initially make a limited purchase of our products and services for pilot programs. These clients may not choose to purchase additional licenses to expand their use of our products. These clients have not yet developed or deployed initial applications based on our products. If these clients do not successfully develop and deploy these initial applications, they may choose not to purchase deployment licenses or additional development licenses.

       In addition, as we introduce new versions of our products or new products, our current clients may not require the functionality of our new products and may not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future services revenue. In addition, if clients elect not to renew their maintenance agreements, our services revenue could decline significantly.

MARKET ACCEPTANCE OF OUR PRODUCTS MAY SUFFER IF WE ARE UNABLE TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES AND INDUSTRY STANDARDS.

       Rapidly changing technology and operating system standards, changes in customer requirements and evolving industry standards may impede market acceptance of our products. Our new applications have been designed based upon currently prevailing Internet technology. If new Internet technologies emerge that are incompatible with our applications, or if competing products emerge which are based on new technologies or new industry standards which perform better or cost less than our products, our key products may become obsolete and our existing and potential customers may seek alternatives to our products. We may not be able to quickly adapt our products to any new Internet technology, customer requirements or industry standards.

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

FAILURE TO LICENSE NECESSARY THIRD PARTY SOFTWARE INCORPORATED IN OUR PRODUCTS MAY CAUSE DELAYS OR REDUCTIONS IN OUR SALES.

       We license third party software that we incorporate into our products. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology would be difficult to replace. The loss of any such license could result in delays or reductions of our applications until equivalent software is identified, licensed and integrated or developed by us. If we are required to enter into license agreements with third parties for replacement technology, we could be subject to higher royalty payments and a loss of product differentiation.

WE FACE INTENSE COMPETITION THAT COULD MAKE IT DIFFICULT TO ACQUIRE AND RETAIN CUSTOMERS.

       Our market is intensely competitive, and we expect competition to intensify in the future. Recently, some of our competitors reduced the prices of their products and services substantially in certain cases in order to obtain new customers. Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our products. Failure to maintain and enhance our competitive position could seriously harm our business. Our customers' requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive.

       Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition from providers of consulting-based analytic solutions, vendors of point technologies that provide website analysis, in-house development efforts by potential customers, and from other software providers. In addition, we face competition from vendors of other enterprise applications as they expand the functionality of their product offerings, including companies that design software for decision support, management of customer relationships or of organizations' operational information, as well as vendors of database applications. In addition, we expect that competition may increase as a result of software industry consolidations and formations of alliances among industry participants or with third parties. For example, Kana Communications, Inc. recently acquired Silknet Software, Inc., eGain Communications Corp. recently acquired Inference Corporation, Siebel Systems Inc. recently acquired Onlink Technologies, Inc. and E.piphany, Inc. recently acquired Octane Software, Inc. Finally, it is possible that new competitors may emerge and acquire our market share.

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

SOFTWARE DEFECTS COULD LEAD TO LOSS OF REVENUE OR DELAY IN MARKET ACCEPTANCE FOR OUR PRODUCTS OR MAY EXPOSE US TO LIABILITY.

       Our software products are internally complex and may contain defects, especially when they are first introduced or when new versions are released. In the past, we have discovered software errors in some of our products after their introduction. We recently released new versions of a number of our analytic software applications. As a result, these products may be particularly susceptible to errors. Although we continue to evaluate our products for errors following the commencement of commercial shipments and receive information from customers regarding errors they detect, if we are not able to detect and correct errors in products or releases before commencing commercial shipments, we may experience loss of or delay in revenues, loss of market share or failure to achieve market acceptance for our products, diversion of development resources or injury to our reputation.

       We may encounter product liability claims in the future as a result of any product defects. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, all domestic and international jurisdictions may not enforce these limitations. Product liability claims brought against us could divert the attention of management and key personnel, could be expensive to defend and may result in adverse settlements and judgments.

BARRIERS TO INTERNATIONAL EXPANSION COULD LIMIT OUR FUTURE GROWTH.

       We have only a limited history of marketing, selling and supporting our products and services internationally. We conduct our international sales primarily through direct sales offices in Europe and Asia and through distributors in Japan. International sales represented approximately 5.1% of our total revenue for the year ended December 31, 1998, 23.2% for 1999 and 19.1% for the first nine months of 2000, substantially all of which consisted of sales to customers in Canada, Europe and Japan. We intend to expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources.

       Our products must be localized, or customized to meet local user needs, in order to be sold in particular foreign countries. Developing local versions of our products for foreign markets is difficult and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. For example, we are currently marketing localized products only in Germany and Japan. We cannot assure you that our localization efforts will be successful.

       We also face certain other risks inherent in conducting business internationally, such as:

       - difficulties and costs of staffing and managing international operations;

       -   difficulties in recruiting and training an international staff;

       - difficulties in entering into strategic relationships with companies in international markets, particularly in Japan where all of our sales have been made through distributors;

       -   language and cultural differences;

       - difficulties in collecting accounts receivable and longer collection periods;

       -   seasonal business activity in certain parts of the world;

       -   fluctuations in currency exchange rates;

       -   legal and governmental regulatory requirements;

       -   tariffs, duties, price controls and other trade barriers; and

       -   potentially adverse tax consequences.

Any of these factors could seriously harm our international operations and, consequently, our business.

       To date, a majority of our international revenue and costs have been denominated in foreign currencies. We have not engaged in any foreign exchange hedging transactions to mitigate exchange rate risk. Accordingly, our results of operations could be harmed by foreign currency exchange rate fluctuations.

WE ARE GROWING RAPIDLY, AND THE FAILURE TO MANAGE OUR GROWTH, INCLUDING EXPANSION OF OUR MANAGEMENT SYSTEMS, COULD HARM OUR BUSINESS.

       We have grown rapidly and will need to continue to grow in all areas of operation in order to execute our business strategy. Our total number of full-time employees grew from 131 at December 31, 1999 to 320 at September 30, 2000. We anticipate further significant increases in the number of our employees. Our growth has placed significant demands on management as well as on our administrative, operational and financial resources and controls. We expect our future growth to cause similar, and perhaps increased, strain on our systems and controls. If we cannot effectively establish and improve our processes, we may not be able to manage our growth successfully or sustain and manage the growth rates we have experienced in the past.

       In the third quarter of 2000, we began and partially completed the implementation of several new operational information systems. In the fourth quarter of 2000, we will begin an extensive upgrade of our finance, accounting, and product distribution systems. In addition, we plan to deploy certain of these systems in our international operations during the fourth quarter of 2000 and the first quarter of 2001. Failure to successfully complete these systems implementations, upgrades, and deployments in a timely and effective manner may result in the disruption of our operations, which could adversely affect our operating results.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING, IF REQUIRED, ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING COULD AFFECT OUR ABILITY TO PURSUE FUTURE GROWTH.

       We expect that our cash on hand, cash equivalents and proceeds from our initial and secondary public offerings will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. However, we may need to raise additional funds to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We cannot assure you that we would be able to obtain additional financing on favorable terms, if at all. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise necessary additional funds on acceptable terms, we may not be able to fund expansion, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

       In addition, stock markets, particularly the Nasdaq National Market, have experienced extreme price and volume fluctuations, and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. These fluctuations have often been unrelated to the operating performance of such companies. Fluctuations such as these may affect the market price of our common stock. Substantial sales of our common stock could also cause the stock price to decline.

       In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and could divert our management's attention and resources.

ADDITIONAL RISKS RELATED TO OUR PROPOSED ACQUISITION OF SERVICESOFT

FAILURE TO COMPLETE THE MERGER COULD HARM OUR STOCK PRICE AND FUTURE BUSINESS AND OPERATIONS.

       Our proposed acquisition of Servicesoft is subject to several closing conditions, including approval by each company's stockholders. Although each company has scheduled its stockholder meetings for December 14, 2000, we cannot assure you as to when, or whether, the merger will be successfully completed. In the event that the merger is not successfully completed, we may be subject to a number of material risks, including the following:

       - we may be required to pay Servicesoft a termination fee of $12.5 million;

       - Servicesoft may be required to repay loans of up to $15 million that may be borrowed from Broadbase during the interim period;

       - Broadbase may be required to forgive any portion of the outstanding loans to Servicesoft, up to $15 million, and to pay any portion of the loans that are not funded to Servicesoft;

       - the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed; and

       - costs related to the proposed merger, such as legal, accounting and financial advisory fees and employee retention bonuses, must be paid by each of the parties, whether or not the merger is completed.

       In addition, the failure to complete the proposed merger may have a negative impact on our ability to sell our products and services, attract and retain employees and clients, and maintain strategic relationships with third parties. If the merger is not completed, we may not be able to restore the status of our business as it existed prior to the announcement of the merger. If the merger is not completed and our board of directors determines to seek another merger or business combination, we may not be able to find a partner with comparable technology, products or business.

IF WE COMPLETE THE ACQUISITION, BUT DO NOT SUCCESSFULLY INTEGRATE THE OPERATIONS AND PERSONNEL OF SERVICESOFT IN A TIMELY MANNER, THIS WILL DISRUPT THE COMBINED COMPANY'S BUSINESS AND COULD NEGATIVELY AFFECT ITS OPERATING RESULTS.

       Our proposed acquisition of Servicesoft involves risks related to the integration and management of Servicesoft's operations and personnel. The integration of Servicesoft into our business will be a complex, time consuming and expensive process and may disrupt the businesses of both companies if not completed in a timely and efficient manner. After the merger, we must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices.

       We may encounter substantial difficulties, costs and delays involved in integrating Servicesoft's operations into our own, including:

       -   potential incompatibility of business cultures;

       -   perceived adverse changes in business focus;

       - potential conflicts in distribution, marketing or other important relationships; and

       - the loss of key employees and diversion of the attention of management from other ongoing business concerns.

       Our integration of Servicesoft's operations and personnel may be particularly difficult due to the location of Servicesoft's headquarters in Natick, Massachusetts. There are currently no plans to relocate either company's headquarters. Failure to complete the integration successfully could result in the loss of key personnel and customers. We will need to devote significant resources to the integration of the acquired operations and personnel, and if unsuccessful, our business will suffer. In addition, the attention and effort devoted to the integration of Servicesoft will significantly divert each company's management's attention from other important issues, which could negatively affect the business and operating results of the combined company.

IF WE AND SERVICESOFT DO NOT INTEGRATE OUR PRODUCTS AND TECHNOLOGIES QUICKLY AND EFFECTIVELY, MANY OF THE POTENTIAL BENEFITS OF THE MERGER MAY NOT BE REALIZED.

       We will need to integrate Servicesoft's product development operations, products and technologies with our own. This integration may be difficult and unpredictable because each company's products are highly complex and were developed independently and without regard to this integration. Successful integration of Servicesoft's product development operations and product lines with our own also requires coordination of different development and engineering teams, as well as sales and marketing efforts and personnel. This, too, may be difficult and unpredictable because of possible differences between our corporate cultures and organizations, different product and technology decisions and the geographic distance between our headquarters. In addition, this integration may take longer than expected, and we may be required to expend more resources on integration than anticipated. The need to expend additional resources on integration would reduce the resources which would otherwise be spent on developing each companies' own products and technologies. If we cannot successfully integrate Servicesoft's operations, products and technologies with our own, or if this integration takes longer than anticipated, the combined company may not be able to operate efficiently or realize the expected benefits of the merger.

IN ORDER TO ACHIEVE THE ANTICIPATED BENEFITS OF THE MERGER, THE COMBINED COMPANY WILL NEED TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW AND ENHANCED PRODUCTS.

       As a combined company, we expect to develop and introduce new products, and enhanced versions of each company's currently existing products, that interoperate as a single platform. In addition to the risks and uncertainties inherent in the development and introduction of new products, the need to develop and introduce, in a timely manner, new products and versions that work effectively together and allow customers to achieve the benefits of a broader product offering presents significant additional obstacles. In particular, because our market is characterized by rapidly shifting customer requirements, we may not be able to assess these requirements accurately, or our joint products may not sufficiently satisfy these requirements. In addition, the introduction of these anticipated new products and versions may result in longer sales cycles and product implementations, which may cause revenue and operating income to fluctuate and fail to meet expectations.

       To date, we have not thoroughly investigated the obstacles, technological, market-driven or otherwise, to developing and marketing these new products and services in a timely and efficient way. We may not be able to overcome these obstacles, or market acceptance of new products and services developed by the combined company after the merger may not meet expectations.

PARTNERS AND CUSTOMERS OF BOTH COMPANIES MAY REACT UNFAVORABLY TO THE MERGER.

       We and Servicesoft have entered into relationships with other technology companies, including software and services firms, to deliver our products to customers. Some of these other companies may feel that the combined company poses new competitive threats to their businesses and as a result may terminate their relationships with us, or reduce their level of activity on behalf of the combined company. In addition, we will need to educate our indirect sales channels regarding Servicesoft's products and services, and these indirect channels may not market these products and services effectively or at all.

       The merger may also have the effect of disrupting customer relationships. Broadbase and Servicesoft customers may not continue their current buying patterns during the pendency of, and following, the merger. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of Servicesoft's products and services with our own, and the combined company's future product and service strategy. Also, because of the broader product and service offering that we will offer after the merger, some of our customers may view the combined company as more of a direct competitor than either Broadbase or Servicesoft as an independent company, and may therefore cancel or fail to place additional orders after the merger. Any significant delay or reduction in orders for either company's products could have a material, negative impact on the combined company's operating results after the merger.

IF WE AND SERVICESOFT ARE NOT BE ABLE TO SUCCESSFULLY CROSS-SELL OUR PRODUCTS AND SERVICES TO EACH OTHER'S CUSTOMERS, THIS MAY NEGATIVELY AFFECT THE COMBINED COMPANY'S OPERATING RESULTS.

       After the merger, we intend to offer our current products to existing Servicesoft customers, and Servicesoft's current products to our existing customers. There can be no assurance that either company's customers will have an interest in the other company's products and services. The failure of cross-marketing efforts would diminish our ability to achieve one of the benefits that we expect to realize in the merger, and could have a material, negative impact on the combined company's business, financial condition and operating results.

FAILURE TO RETAIN KEY EMPLOYEES COULD DIMINISH THE ANTICIPATED BENEFITS OF THE MERGER.

       The successful combination of Broadbase and Servicesoft will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Employees may experience uncertainty about their future role with us until our strategies with regards to Servicesoft's employees are announced or executed. We have different corporate cultures, and Servicesoft employees may not want to work for a larger, publicly-traded company instead of a smaller, start-up company. Some officers, including the Chief Executive Officer and President, and all directors of Servicesoft have agreements that provide for benefits, including severance and other payments and acceleration of vesting of stock options or restricted stock grants, that may be triggered upon the closing of the merger, and this may affect our ability to retain these employees. In addition, competitors may recruit employees before the merger and during integration, as is common in high technology mergers. If we are unable to retain personnel that are critical to the successful integration of Servicesoft with our company, we could face disruptions to our operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the merger.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

   During the first nine months of 2000, our exposure to market risk for changes in interest rates related primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At September 30, 2000, our portfolio included money market funds, commercial paper, short-term taxable municipals, government agencies, and corporate bonds. The diversity of the portfolio helps us to achieve our investment objective. As of September 30, 2000 the weighted average maturity of our portfolio was less than 90 days.

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

   We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2000 we do not believe that a hypothetical 10% change in foreign currency rates would materially harm our financial position.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

   On June 23, 2000, in connection with our acquisition of Aperio, we issued approximately 561,000 shares of our common stock in exchange for all outstanding shares of Aperio capital stock, and converted outstanding options to acquire Aperio common stock into options and warrants to acquire approximately 119,000 shares of Broadbase's common stock. We obtained a permit for the issuance of these securities after a fairness hearing conducted by the California Department of Corporations, and therefore the offer and sale of these shares was exempt from registration under the Securities Act pursuant to Section 3(a)(10) of the Securities Act of 1933.

   On September 15, 2000, in connection with our acquisition of Panopticon, we issued approximately 2.66 million shares of common stock in exchange for all outstanding shares of Panopticon capital stock, and converted outstanding options and warrants to acquire Panopticon capital stock into options and warrants to purchase approximately 519,860 shares of Broadbase common stock. We obtained a permit for the issuance of these securities after a fairness hearing conducted by the California Department of Corporations, and therefore the offer and sale of these shares was exempt from registration under the Securities Act pursuant to Section 3(a)(10) of the securities Act of 1933.

Use of Proceeds from Sale of Registered Securities

   Our registration statement on Form S-1 (File No. 333-82251) was declared effective by the SEC on September 21, 1999. A total of 9,200,000 shares of our common stock were registered with the SEC with an aggregate registered offering price of $64.4 million. The offering commenced on September 21, 1999, and all 9,200,000 shares of common stock were sold for the aggregate registered offering price through a syndicate of underwriters managed by Deutsche Banc Alex. Brown, Dain Rauscher Wessels, Thomas Weisel Partners LLC and E*Offering. We sold 8,000,000 shares closed on September 27, 1999 and 1,200,000 shares on October 18, 1999.

   We paid the underwriters underwriting discounts and commissions totaling $4.5 million in connection with the offering. In addition, we incurred additional expenses of approximately $2.1 million in connection with the offering, which when added to underwriting discounts and commissions paid by us amounts to total expenses of $6.6 million. Therefore the net offering proceeds to Broadbase, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $57.8 million. No offering expenses were made directly or indirectly to any directors or officers of Broadbase or their associates, persons owning 10% or more of any class of equity securities of Broadbase, or to any other of our affiliates.

   As of September 30, 2000, we had used the estimated aggregate net proceeds of $57.8 million that we received from our initial public offering as follows (in millions):

Construction of plant, building and facilities:                $  1.7
Purchase and installation of machinery and equipment:          $  9.3
Repayment of indebtedness:                                     $  1.0
Working capital:                                               $ 45.8

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

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits

   The following exhibits have been filed with this report:

        2.1 Agreement and Plan of Merger between Broadbase and Panopticon, Inc. dated July 6, 2000.

        2.2 Agreement and Plan of Merger between Broadbase and Servicesoft, Inc. dated September 18, 2000.

        3.1 First Amended and Restated Certificate of Incorporation, adopted by Broadbase's board of directors on November 6, 2000, subject to stockholder approval.

        10.1 Offer letter for Fabio Angelillis dated August 21, 2000.

        10.2 Aperio, Inc., 1998 Incentive and Nonqualified Stock Option Plan and related forms of agreements.

        10.3 Panopticon, Inc., 1999 Stock Plan and related forms of agreements.

        10.4 Lease between between J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties, and the registrant dated August 11, 2000.

        27.1 Financial Data Schedule.

   b. Reports on Form 8-K.

   On September 26, 2000, we filed a current report on Form 8-K reporting under
Item 2, relating to our acquisition of Panopticon.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BROADBASE SOFTWARE, INC.

Dated:  November 13, 2000              By: /s/     Rusty Thomas
                                           -------------------------------------
                                           Rusty Thomas
                                           Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

                                                                      INCORPORATED BY REFERENCE
 EXHIBIT                                                              -------------------------                 FILED
 NUMBER                EXHIBIT DESCRIPTION                    FORM   FILE NO.    EXHIBIT      FILING DATE     HEREWITH
 ------                -------------------                    ----   --------    -------      -----------     --------
  2.1    Agreement and Plan of Merger between Broadbase        8-K                 2.01        09/26/00
         and Panopticon, Inc. dated July 6, 2000.

  2.2    Agreement and Plan of Merger between Broadbase        S-4   333-48696     2.01        11/9/00
         and Servicesoft, Inc. dated September 18, 2000.

  3.1    First Amended and Restated Certificate of             S-4   333-48696     4.05        11/9/00
         Incorporation, adopted by Broadbase's board of
         directors on November 6, 2000, subject to
         stockholder approval.

  10.1   Offer letter for Fabio Angelillis dated August                                                           X
         21, 2000.

  10.2   Aperio, Inc., 1998 Incentive and Nonqualified         S-8   333-40206     4.09        06/27/00
         Stock Option Plan and related forms of
         agreements.

  10.3   Panopticon, Inc., 1999 Stock Plan and related         S-8   333-46652     4.08        09/26/00
         forms of agreements.

  10.4   Lease between between J. Robert S. Wheatley                                                              X
         and Roger A. Fields, d.b.a. R & R Properties,
         and the registrant dated August 11, 2000.

  27.1   Financial Data Schedule.                                                                                 X