Form 10-K
period 2000-12-31
BROADBASE SOFTWARE INC
filed 2001-03-23
CIK 1076016

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 000-26789

                            BROADBASE SOFTWARE, INC.
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0417081
(STATE OR OTHER JURISDICTION OF INCORPORATION)      (I.R.S. EMPLOYER IDENTIFICATION NO.)

            181 CONSTITUTION DRIVE
             MENLO PARK, CA 94025                              (650) 614-8300
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (THE REGISTRANT'S TELEPHONE NUMBER)

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

                                                                  AS OF
                                                              MARCH 1, 2001
                                                              --------------
Aggregate market value of the voting and nonvoting common
  equity held by non-affiliates of the Registrant, based the
  closing sale price of such stock*.........................   $259,087,281
                                                               ------------
Number of shares of common stock outstanding................     81,793,920
                                                               ------------

---------------
* Shares of common stock held by each executive, director and 10% or greater shareholder have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            BROADBASE SOFTWARE, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   32
Item 8.   Financial Statements and Supplementary Data.................   33
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   59

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   59
Item 11.  Executive Compensation......................................   61
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   66
Item 13.  Certain Relationships and Related Transactions..............   68

PART IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................   69
          Signatures..................................................   71

     We make many statements in this report, such as statements regarding our plans, objectives, expectations and intentions and others, that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe," "expect," "anticipate," "intend," "plan' and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors" and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

                                     PART I

ITEM 1. BUSINESS

     We develop and market software that enables companies to conduct highly effective, intelligent customer interactions through the Internet and traditional business channels, thereby providing the basis for businesses to improve their customer acquisition, retention and profitability. Our web-based product suite combines operational marketing and service applications with customer analytics. Our software integrates information from numerous points of customer interaction, or touch points, by pulling information from multiple data sources and transforming it into a standard format that can be analyzed and acted upon. Our software then analyzes this reformatted information to provide a comprehensive understanding of the customer lifecycle from initial identification through acquisition and retention. Our software applications translate this analysis into specific marketing, sales and service actions, including the execution of targeted marketing campaigns, the delivery of Internet and traditional-based customer service, and the personalization of all customer interactions. By integrating, analyzing and acting on valuable customer information, our products enable businesses to build long-lasting and profitable customer relationships.

CORPORATE HISTORY AND RECENT EVENTS

     In November 1995, we began operations and were incorporated in California under the name Broadbase Information Systems, Inc. In September 1999, we reincorporated in Delaware under our current name and completed our initial public offering.

     During 2000, we acquired the following five companies:

     NAME OF        ACQUISITION
     COMPANY         COMPLETED                   DESCRIPTION OF COMPANY
     -------        -----------                  ----------------------
Servicesoft, Inc.  December 2000   Provider of e-service solutions, including
                                   self-help and assisted service, email management,
                                   live collaboration and an e-service portal.
Decisionism, Inc.  December 2000   Provider of analytic solutions for
                                   business-to-business digital marketplaces.
Panopticon, Inc.   September 2000  Developer of an application that produces
                                   context-sensitive, personalized real-time
                                   recommendations across web, wireless, e-mail and
                                   call center customer interaction points.
Aperio, Inc.       June 2000       Provider of e-commerce marketing consulting
                                   services.
Rubric, Inc.       February 2000   Provider of an e-marketing operational system that
                                   enables the execution of targeted marketing
                                   campaigns and proactive campaign management through
                                   both Internet and traditional-based channels.

PRODUCTS AND SERVICES

  Product Offerings

     Our suite of analytic, service and marketing automation applications is designed to enable companies to conduct highly effective, intelligent customer interactions, enabling businesses to improve their customer acquisition, retention and profitability. Each application is designed specifically to address critical business functions. These applications analyze, measure and evaluate information from numerous customer touch points by extracting the information, reformatting it, performing various calculations and identifying customer patterns that are useful for each specific business function. Our product offerings consist of the following:

     - E-Marketing. Broadbase E-Marketing helps marketers identify, deliver and measure highly targeted online and offline marketing campaigns. Broadbase E-Marketing is a comprehensive marketing solution that predicts behavior, executes automated campaigns on an ongoing basis, and offers an efficient course of contact at any point in the buying process. We released the most recent version of Broadbase E-Marketing in June 2000.

     - E-Commerce. Broadbase E-Commerce is an analytic and real-time recommendation application that helps e-businesses interact more effectively with customers over their website. It helps online businesses convert browsers to buyers by delivering relevant content and targeted promotions to both registered and unregistered users. We released the most recent version of Broadbase E-Commerce in June 2000.

     - E-Marketplace. Broadbase E-Marketplace is an analytic application designed specifically for online marketplaces such as exchanges, auction sites and other many-to-many e-commerce businesses. It enables the online marketplace to take advantage of data in their transaction systems by turning it into valuable information for the marketplace. We first released Broadbase E-Marketplace in December 2000.

     - E-Service. Broadbase E-Service electronically emulates the behavior of a customer service representative. This application leverages intelligence, programmed into a knowledge base, to respond to customer inquiries in a personalized and immediate fashion. This application enables our customers to build customer loyalty, reduce interaction costs and maintain greater control over their contact center operations. The individual applications within E-Service include E-Service Analytics, Agent Assist, E-Mail Response, Live Collaboration, Self Service and E-Service Portal. This product, the most recent version of which was released in February 2001, builds on the e-service applications previously offered by Servicesoft.

     - E-Procurement. Broadbase E-Procurement is an analytic application designed to enable purchasing departments to gain more efficiencies and value from their online purchasing systems. Broadbase helps purchasing departments identify opportunities for further streamlining their procurement process, reducing procurement costs, and improving supplier performance. We first released Broadbase E-Procurement in September 2000.

     Our software incorporates a browser-based interface that enables business users to take advantage of all of its capabilities with minimal training. This intuitive interface guides business users through the process of analyzing customer information, building and executing marketing campaigns and providing online and offline customer service.

     Actual features and release dates for new applications and new versions of existing applications could differ materially from those projected as a result of a variety of factors, many of which are beyond our control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- We may be unable to attract new customers if we do not develop new products and enhancements". Even if development is completed when anticipated, we may decide to postpone introduction of new applications or versions, or not to introduce them at all.

  Analytic Software Platform

     Our suite of analytic, service and marketing automation applications is built on Foundation, our software platform that enables our analytic applications to perform complex analysis. Foundation, which was introduced in the fourth quarter of 1997, enables our applications to extract data from multiple sources, transform this data into a consistent format and store this data in widely used databases such as Microsoft SQL Server and Oracle. This data can include both real time and historic data from sources such as:

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

     Foundation features adaptable and robust data extraction, transformation and loading capabilities that extract and transform data from key data sources and load that data into our applications. The extraction, transformation and loading layer includes adapters for integration with key enterprise systems and sources. Using adapters, Foundation integrates with:

     - e-commerce systems such as those offered by Art Technology Group, Allaire, BEA Systems, BroadVision, Intershop, InterWorld, Microsoft, Open Market and Vignette;

     - customer relationship management ("CRM") systems such as those offered by Baan, Nortel, Genesys, ONYX, Oracle, Pivotal, Saratoga Systems, Siebel and PeopleSoft;

     - enterprise resource planning applications that manage and integrate data from business operations, such as those offered by Baan, JD Edwards, Oracle, PeopleSoft and SAP;

     - custom, legacy and homegrown applications and systems;

     - demographic and other data from external providers such as Acxiom and Dun & Bradstreet; and

     - leading data warehouses, or enterprise-wide systems that store, retrieve and manage data such as those offered by IBM, Informix/Red Brick, Microsoft, NCR, Oracle and Sybase.

  Service Offerings

     Our professional services group helps businesses define, design and implement e-business analysis solutions. Our customers benefit from the accumulated expertise of our professional services group including its experience in developing, deploying and implementing analytic applications, enterprise applications and data warehouses. In addition, our professional services group has built expertise in key functional areas including e-commerce, customer relationship management and direct marketing. Moreover, our professional services group has specific expertise in the systems with which our solution is integrated and assists in the development of our adapters. We augment the resources of our professional services group through third party consultants to access their resources and specific capabilities. We generally charge for our services on a time and materials basis and provide them worldwide through our offices in the United States, Canada, Europe and Japan. Our professional services include:

     - project planning and management;

     - system implementation;

     - software integration;

     - user training; and

     - ongoing customer support.

     In a typical application license transaction, our internal professional services group or a third party consultant connects our products to the customer's systems and data sources. The actual installation/connection process can vary in duration, often being completed in a matter of days or in other instances requiring several weeks. However, the timing of the commencement and completion of this process is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel following delivery of the software. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- The unpredictable timing of our sales and implementation cycle makes it difficult to forecast our operating results".

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

CUSTOMERS

     To date, over 500 end user customers have licensed our products from us and from our indirect sales channel, which includes our distributors and companies that sell our products as part of an integrated solution with their own offerings. These end user customers include both traditional "bricks and mortar" companies and Internet-only companies. No customer represented more than 10% of our consolidated revenues during 2000.

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

MARKETING AND TECHNOLOGY RELATIONSHIPS

     We establish marketing and technology relationships, which we have named the PartnerConnection, with other technology providers and with consulting firms, to implement joint marketing and sales programs, to assist in the implementation of our solutions, and to increase the interoperability of our solutions with our partners' complementary products. By combining leading resources from complementary product providers and services providers, we can provide the necessary components for successful implementation of Internet customer service applications and help our customers meet their business objectives.

     The PartnerConnection is comprised of the following programs:

  Technology

     Our Technology Partner Program is designed for software and other technology firms who offer solutions that complement our product suite. Generally, our partners are software vendors, although select hardware and service vendors may also qualify for our Technology Partner Program. The Technology Partner Program permits our partners to work closely with us to optimize product integration and implement joint marketing strategies and sales tools. Our Technology Partners include Intershop Communications, Acxiom Corporation, ATG, Baan, BEA Systems, BroadVision, Nortel, Compaq, DataMedica, Dun & Bradstreet, Genesys Telecommunications Laboratories, Intershop, Microsoft, Onyx, Oracle, Metamail, PeopleSoft, SAP and Vignette.

  Consulting and Systems Integrator

     Our Consulting and System Integrator Partner Program is designed for firms that advise our customers on the implementation and deployment of our products and that incorporate our products into e-commerce and other web-based systems that they are implementing for their customers. They have developed expertise in our applications through field implementation experience, and are certified and capable of performing the turn-key installation of all our products. These firms typically provide implementation abilities in such areas as e-commerce, customer relationship management, marketing automation, closed loop marketing and campaign management, one-to-one marketing and interactive advertising and business intelligence, and may possess specific vertical industry expertise. Our Consulting and System Integrator partners include Blue Hammock, Challenger Systems, DiaLogos, EDS, Enteka, INT 21, KPMG, Perot Systems, Syncata, Deloitte and Touche, Navigator Systems and Xpedior.

  Application Service Provider

     The Application Service Provider ("ASP") Partner Program consists of three distinct areas: Outsourcing, Hosting and ASPs. Our Outsourcing partners provide managed customer care programs for companies that want to offer customer care but do not want to manage their own support program or operational/HR operations. Our Hosting and ASP Partners manage networks, information technology, servers, clusters, operating system, firewalls and reporting tools for customers. Under the Hosting model, the partner remotely manages the customer's applications. The ASP Partner model allows customers to have an ASP company manage the information technology and infrastructure resources for them under a monthly "rental" or "leased" pricing model.

     Hosting and ASP organizations can expand their programs and service offerings by bundling our solution into their other e-business software offerings or deliver outsourced customer care programs or delivering it as a stand-alone Internet customer service product. Our ASP Partners include @Once, CorporaTel, Usinetworking and Vestcom International.

  Terms of Agreements

     Our marketing and technology relationships are generally not documented in writing, or are governed by agreements that can be terminated by either party with little or no notice. These agreements generally provide for the parties to cooperate to make joint press releases, market products and services jointly, and, where appropriate, to integrate their products or make them compatible with each other. These agreements may also specify that payments are to be made by us to these companies for providing us with qualifying customer leads. The generation of leads to date by these companies has not generally satisfied the specified criteria and therefore payments for leads have been immaterial in amount.

SALES AND MARKETING

     We license our software through both our direct sales force and indirect sales channels. As of December 31, 2000, our sales group consisted of 212 employees in 35 locations, including 21 offices in the United States and 14 offices internationally, which are located in Austria, Belgium, Canada, France, Germany, Hong Kong, Japan, Korea, the Netherlands, Spain, Sweden and the United Kingdom. Our direct sales force consists of sales representatives as well as sales personnel who provide pre-sales technical support and other support personnel. We plan to expand our direct sales force significantly. Our corporate sales organization is responsible for collecting inbound leads, performing initial qualification and introducing each prospective customer to a direct sales representative. We sell to companies at the departmental level, targeting directors and executives in e-commerce, sales, marketing, customer service and information technology.

     Our indirect sales channel includes companies such as BroadVision, Nortel/Clarify, Genesys, Indus, Silicon Energy and USinternetworking, which sell our products as part of an integrated solution with their own offerings. Sales through these indirect sales channels accounted for approximately 28.7% of our total revenues in 1998, 35.3% in 1999 and 13.6% in 2000. We also have distributors and resellers in Japan and Europe, which include Beacon Information Technology, Compaq Computer K.K., Oki Electric Industry, Sharp System Products, Teijin Systems Technology, Tertio and Webegg.

     Our distribution relationships are generally governed by agreements that can be terminated by either party with little or no prior notice. These agreements generally grant nonexclusive licenses to distribute our products, are not subject to minimum purchase requirements and provide for certain discounts on the purchase prices of our products.

     We focus our marketing efforts on sales lead generation, sales support, creating market awareness of our solutions and establishing strategic relationships. Our marketing activities include direct mail and e-mail campaigns, press relations and industry analyst briefings, speaking engagements, attendance at partners' user group meetings and industry trade shows and participation in sales and marketing programs of companies with whom we have marketing relationships.

INTERNATIONAL OPERATIONS

     International sales represented approximately 5.1% of our total net revenue in 1998, 23.2% in 1999 and 20.3% in 2000. For a further discussion of our international total net revenue, as well as international long-lived assets, please refer to "Note 10 -- Segment Information" of our Consolidated Financial Statements included in item 8 of this report.

     We currently conduct our international sales primarily through direct sales offices in Europe and Asia Pacific, through our Canadian subsidiary and through distributors and resellers in Japan and Europe. Our products are sold internationally both individually and as part of integrated solutions with the product offerings of BroadVision, Nortel/Clarify and other companies. Our relationships with our Japanese distributors are generally governed by agreements that are similar to those described under "Sales and Marketing" above. The end user companies that license our products internationally span many industries. We believe that there will continue to be significant international opportunities for our integrated e-business solutions. As a result, we intend to expand our international operations and to continue to invest in our sales infrastructure in order to support a growing global sales force in international markets, particularly Asia Pacific and Europe.

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

     Our research and development expenditures were approximately $3.7 million in 1998, $6.0 million in 1999, and $17.2 million in 2000. We expect that we will continue to commit significant resources to research and development in the future. The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- We may be unable to attract new customers if we do not develop new products and enhancements".

COMPETITION

     Our competitors vary in company size, and in the scope and breadth of their products and services. Our primary sources of competition are as follows:

     - providers of consulting services-based CRM solutions, such as E.piphany;

     - vendors of e-service software such as Brightware, eGain, and Kana;

     - vendors of online marketing automation software such as MarketFirst and Annuncio;

     - campaign management software vendors such as Exchange Applications and Prime Response;

     - vendors of point technologies that provide website analysis such as Accrue, Macromedia, Net Perceptions and Personify;

     - in-house development efforts by potential customers using traditional and generic decision support tools;

     - providers of outsourced e-mail marketing services such as Digital Impact and Responsys.com; and

     - providers of CRM and call center communications software such as Lucent, PeopleSoft and Siebel.

     In addition, we face competition from vendors of other enterprise applications as they expand the functionality of their product offerings. These vendors include Oracle, SAP, Siebel and other vendors of software designed for decision support or management of customer relationships or of organizations' operational information or for providing customer service. They also may include vendors of database applications.

     Principal competitive factors include:

     - quality, breadth and depth of application offerings;

     - product robustness and extensibility;

     - openness of technology architecture;

     - ease of deployment and maintenance;

     - quality of services and customer support; and

     - price.

     Although we believe that our solutions compete favorably with respect to these factors, our market is new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- We face intense competition which could make it difficult to acquire and retain customers".

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We have no issued patents. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software under signed license agreements, which impose restrictions on the licensee's ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Our success and ability to compete are also dependent on our ability to operate without infringing upon the proprietary rights of others. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- We depend on our intellectual property, and litigation regarding our intellectual property could harm our business".

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

EMPLOYEES

     As of December 31, 2000, we had a total of 678 full-time employees, including 212 in sales, 47 in marketing, 194 in research and development, 74 in general and administrative, 111 in professional services and 40 in customer support. Of these employees, 147 were located outside of the United States. Our future success will depend in part on our ability to attract, train, retain, integrate and motivate highly qualified sales, technical and management personnel, for whom competition is intense. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- We need to attract, train and retain additional qualified personnel in a competitive employment market". From time to time, we also employ independent contractors to support our services, product development and sales and marketing departments. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

     Our principal offices occupy buildings encompassing approximately 75,000 square feet in Menlo Park, California under leases that expire on July 31, 2002 and April 30, 2007. In addition, we also lease sales and support offices in the United States in the metropolitan areas of Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Houston, Los Angeles, New York, Oakland, Portland, Raleigh, San Francisco, Seattle, and Washington D.C., and internationally in the metropolitan areas of Amsterdam, Antwerpen, Berkshire, Courbevoie, Frankfurt, Hong Kong, Lier, London, Madrid, Munich, Tokyo, Toronto, and Vienna. We believe that we have adequate space for our current needs.

ITEM 3. LEGAL PROCEEDINGS

     We are not aware of any material legal proceedings as of December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of our stockholders of was held on December 14, 2000. Matters voted on at the meeting and votes cast on each were as follows:

     (1) Approval of the issuance of shares of our common stock in connection with our acquisition of Servicesoft and the adoption of our first amended and restated certificate of incorporation.

           FOR           AGAINST       ABSTAIN      NON-VOTE
           ---          ---------      -------      --------
        33,136,922      1,601,470      371,612         0

     (2) Approval of an amendment to our 1999 Equity Incentive Plan to increase the number of shares authorized and reserved for issuance under this plan by 4,000,000 shares.

           FOR           AGAINST       ABSTAIN      NON-VOTE
           ---          ---------      -------      --------
        27,570,630      7,458,715       80,659         0

     (3) Approval of an amendment to our 1999 Employee Stock Purchase Plan to increase the number of shares authorized and reserved for issuance under this plan by 1,000,000 shares.

           FOR           AGAINST       ABSTAIN      NON-VOTE
           ---          ---------      -------      --------
        33,085,344      1,947,967       76,693         0

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     Our common stock has been quoted on the Nasdaq National Market under the symbol "BBSW" since September 22, 1999. The following table presents, for the periods indicated, the high and low sales prices for the common stock as reported by the Nasdaq National Market. Trading prices have been adjusted to reflect the two-for-one split of our common stock that was distributed as a stock dividend to our stockholders on April 7, 2000.

                                                      HIGH      LOW
                                                     ------    ------
Fiscal Year Ended December 31, 1999:
  Third Quarter (from September 22, 1999)..........  $14.59    $ 7.75
  Fourth Quarter...................................   71.38      7.97
Fiscal Year Ended December 31, 2000:
  First Quarter....................................   86.00     32.50
  Second Quarter...................................   41.00     12.63
  Third Quarter....................................   39.50     12.94
  Fourth Quarter...................................   17.25      5.00

HOLDERS

     As of March 1, 2001, there were approximately 1,120 holders of record of our common stock. Because brokers and other institutions hold many shares on behalf of our stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders.

DIVIDENDS

     We have never declared or paid any cash dividends on shares of our capital stock. We intend to retain any future earnings to finance future growth and do not anticipate paying any cash dividends in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     On December 15, 2000, we issued 475,361 shares of our common stock in exchange for all outstanding common stock of Decisionism, Inc., a provider of analytic solutions for business-to-business digital marketplaces. We issued these shares to eight venture capital funds and two other accredited investors in a private transaction that was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

                                             PERIOD FROM
                                          NOVEMBER 28, 1995                    YEARS ENDED
                                           (INCEPTION) TO                      DECEMBER 31,
                                            DECEMBER 31,       --------------------------------------------
                                                1996            1997        1998        1999        2000
                                          -----------------    -------    --------    --------    ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Net revenue:
  License...............................       $    --         $    --    $  2,996    $  7,689    $  34,646
  Professional services.................            --              --          --       1,610        9,259
  Maintenance...........................            --              --         443       1,143        4,349
                                               -------         -------    --------    --------    ---------
          Total net revenue.............            --              --       3,439      10,442       48,254
Cost of revenue:
  License...............................            --              --         713       1,437        4,452
  Professional services.................            --              --          --         679       14,253
  Maintenance...........................            --              --         254       1,931        1,731
  Amortization of acquired core and
     developed technology...............            --              --          --          --        1,696
                                               -------         -------    --------    --------    ---------
          Total cost of revenue.........            --              --         967       4,047       22,132
                                               -------         -------    --------    --------    ---------
Gross margin............................            --              --       2,472       6,395       26,122
Operating expenses:
  Sales and marketing...................           130           2,851       7,888      15,092       37,247
  Research and development..............           928           1,980       3,738       6,024       17,207
  General and administrative............           215             744       1,165       2,011        6,836
  Amortization of deferred stock
     compensation.......................            --              --       1,133       6,403       21,284
  Amortization of intangible assets and
     goodwill...........................            --              --          --          --       78,145
  Acquired in-process research and
     development........................            --              --          --          --       25,877
  Merger expenses.......................            --              --          --       1,000       45,509
                                               -------         -------    --------    --------    ---------
          Total operating expenses......         1,273           5,575      13,924      30,530      232,105
                                               -------         -------    --------    --------    ---------
Loss from operations....................        (1,273)         (5,575)    (11,452)    (24,135)    (205,983)
Interest income.........................            30             154         335       1,454       12,893
Interest expense........................           (29)            (66)       (226)       (889)        (341)
                                               -------         -------    --------    --------    ---------
Net loss................................       $(1,272)        $(5,487)   $(11,343)   $(23,570)   $(193,431)
                                               =======         =======    ========    ========    =========
Basic and diluted net loss per share....       $ (2.15)        $ (3.09)   $  (4.43)   $  (1.87)   $   (4.09)
                                               =======         =======    ========    ========    =========
Weighted-average shares used in
  computing basic and diluted net loss
  per share.............................           592           1,774       2,562      12,592       47,259
                                               =======         =======    ========    ========    =========

                                                                        DECEMBER 31,
                                                    ----------------------------------------------------
                                                     1996      1997      1998       1999         2000
                                                    ------    ------    -------    -------    ----------
                                                                       (IN THOUSANDS)
Balance Sheet Data:
Cash, cash equivalents and short-term
  investments.....................................  $5,512    $1,153    $13,990    $76,642    $  152,220
Working capital...................................   5,346        61      8,801     69,362       118,386
Total assets......................................   5,684     2,113     17,173     84,770     1,275,935
Bank line of credit, notes payable and capital
  lease obligations, net of current portion.......     225       916      9,360        333           703
Stockholders' equity (net capital deficiency).....   5,266       (75)     1,226     73,206     1,205,505

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes included under Item 8 of this report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe," "expect," "anticipate," "intend," "plan" and similar expressions. These forward-looking statements, such as those concerning our expectations regarding operating results, involve several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

OVERVIEW

     We incorporated in November 1995 and from that date through December 1997 were in the development stage, conducting research and development of our initial products. In the fourth quarter of 1997, we introduced Foundation, software enabling organizations to build and manage datamarts for their customer information. In the third quarter of 1998, we began offering applications, built on Foundation, which provide analysis for customer relationship management. In May 1999 we expanded our suite of products by introducing new applications built on Foundation designed for internet sales channels, internet marketing and other customer-focused e-business applications, as well as new versions of our pre-existing applications. In February 2000, we added an operational marketing automation system through our acquisition of Rubric, Inc ("Rubric"). In December 2000, we continued expansion of our product line by acquiring Servicesoft, Inc. ("Servicesoft"), a leading provider of e-service software applications. Throughout these periods, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. We have grown from a total of 75 full-time employees at December 31, 1998, to 131 full-time employees at December 31, 1999, to 678 full-time employees as of December 31, 2000, including approximately 300 employees added in the fourth quarter of 2000 primarily through our acquisition of Servicesoft.

     Our revenue comes principally from licenses of our software products, with the balance coming from software maintenance and professional services. We account for our software license, maintenance, and professional services revenue under Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended. Under SOP 97-2 we recognize license revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant company obligations with regard to installation or implementation of the software remain, the fee is fixed or determinable and collectibility is probable. In a typical license sale to a new customer, our professional services group installs our product(s) and, in the case of our analytic applications, connects our product to the customer's systems or data sources. Upon completion of the initial installation/connection when the software is effectively operational and no significant obligations remain, we recognize the revenue related to that license. The actual installation/ connection process can vary in duration, often being completed in a matter of days or in other instances requiring several weeks. However, the timing of the commencement and completion of this process is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel following delivery of the software. Subsequent license sales to existing customers and license sales where installation/connection is performed by a third party are recognized upon shipment to the existing customer. License revenue from the sale of our software to distributors and other resellers is recognized upon receipt from the reseller of a third party resale report and, if applicable, our shipment of the licensed software. Maintenance fees associated with new product licenses and fees for renewed maintenance contracts are deferred and recognized ratably over the contract period, typically 12 months. Professional services revenue is recognized as services are performed.

     Customers generally receive nonexclusive, perpetual licenses to use our products for a specified number of servers and named users. After the initial license, they may purchase licenses for additional servers and users as needed. In addition, customers often purchase professional services from us, including basic software implementation, post implementation consulting, and training services, although they may, and do, use other consulting organizations. Customers that license our products also usually purchase maintenance contracts, which provide unspecified software enhancements, upgrades and technical support over a stated term, typically 12 months.

     We sell our products through our direct sales force and through indirect sales channels. Direct sales are made by our direct sales force in North America, Europe and Asia Pacific. Our indirect sales channels include software application vendors, resellers and distributors also located in North America, Europe and Asia Pacific. Sales through indirect sales channels accounted for 28.7%, 35.3% and 13.6% of our total net revenue for 1998, 1999, and 2000 respectively. The decrease from 1999 to 2000 was the result of our significant expansion of our direct sales force during 2000 relative to 1999. In addition, we shifted our indirect channel from smaller vertical and regional partners to larger worldwide resellers, systems integrators and technology partners. Revenue was not generated from these new partnerships until late in the third quarter of 2000.

     Revenue from customers outside the United States represented 5.1%, 23.2%, and 20.3% of our total net revenue for 1998, 1999, and 2000 respectively. We intend to continue to expand our international operations and to commit significant management time and financial resources in developing our direct and indirect international sales channels. International revenue may not, however, increase as a percentage of total net revenue.

     We have experienced substantial net losses since our inception due primarily to significant acquisition-related costs and amortization of acquired intangibles, the significant costs incurred to develop our technology and products, and costs related to the recruitment and training of personnel for our engineering, sales, marketing, professional services and administrative departments. As of December 31, 2000, we had an accumulated deficit of $235.1 million. We expect to continue to incur substantial losses for the foreseeable future due in large part to acquisition-related amortization charges.

PUBLIC OFFERING OF COMMON STOCK

     On February 18, 2000, we completed a public offering of 6.9 million shares of our common stock, of which 3.9 million shares were sold by us and 3.0 million were sold by our stockholders at a price of $47.50 per share. Offering proceeds to us, net of aggregate underwriters discounts and commissions and related offering expenses, were approximately $174.9 million.

ACQUISITIONS

     The Company operates solely in one segment, the development and marketing of eCustomer Relationship Management ("eCRM") software. The Company's five acquisitions during 2000 did not have an impact on our segment structure, as each of these acquisitions expanded our eCRM product suite designed to manage a wide range of electronic customer interactions across an enterprise. A brief description of the terms of each acquisition follows. More detailed information regarding these acquisitions is provided in the Footnotes to our Consolidated Financial Statements included elsewhere in this report.

     Rubric. On February 1, 2000, we completed our acquisition of Rubric, a leading provider of e-marketing software applications. In connection with the acquisition, we issued approximately 6.0 million shares of our common stock in exchange for all outstanding shares of Rubric capital stock, and converted outstanding options and warrants to acquire Rubric capital stock into options and warrants to acquire approximately 1.2 million shares of our common stock. Of the shares issued, approximately 600,000 shares of our common stock are being held in escrow as collateral for indemnity obligations of Rubric and its shareholders.

     Aperio. On June 23, 2000, we completed our acquisition of Aperio, Inc. ("Aperio"), a provider of e-commerce marketing solutions. In connection with the acquisition, we issued approximately 561,000 shares of our common stock in exchange for all outstanding shares of Aperio capital stock, and converted outstanding options to acquire Aperio capital stock into options to acquire approximately 119,000 shares of our common stock. Of the shares issued, approximately 56,000 shares of our common stock are being held in escrow for a period of one year as collateral for indemnity obligations of Aperio and its shareholders.

     Panopticon. On September 15, 2000, we completed our acquisition of Panopticon, Inc. ("Panopticon"), developers of a real-time recommendation engine that produces context-sensitive, personalized recommendations across web, wireless, e-mail and call center customer interaction points. In connection with this acquisition, we issued approximately 2.7 million shares of our common stock in exchange for all outstanding shares of Panopticon capital stock, and converted outstanding options and warrants to acquire Panopticon capital stock into options and warrants to purchase approximately 535,000 shares of our common stock. Approximately 266,000 of the shares of our common stock are being held in escrow for a period of one year as collateral for indemnity obligations of Panopticon and its shareholders.

     Decisionism. On December 15, 2000, we completed our acquisition of Decisionism, Inc. ("Decisionism"), a leading provider of analytic solutions for business-to-business digital marketplaces. In connection with the acquisition, we issued approximately 475,000 shares of our common stock in exchange for all outstanding shares of Decisionism capital stock. Of the shares issued, approximately 45,000 shares of our common stock are being held in escrow for a period of one year as collateral for indemnity obligations of Decisionism and its shareholders.

     Servicesoft. On December 18, 2000, we completed our acquisition of Servicesoft, a leading provider of e-service solutions. In connection with this acquisition, we issued approximately 29.3 million shares of our common stock in exchange for all outstanding shares of Servicesoft capital stock, and converted outstanding options and warrants to acquire Servicesoft capital stock into options and warrants to purchase approximately 6.4 million shares of our common stock. Of the shares issued, approximately 2.9 million shares of our common stock are being held in escrow for a period of one year as collateral for indemnity obligations of Servicesoft and its shareholders.

RESULTS OF OPERATIONS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1998       1999       2000
                                                        --------   --------   ---------
Net revenue:
  License.............................................  $  2,996   $  7,689   $  34,646
  Professional services...............................        --      1,610       9,259
  Maintenance.........................................       443      1,143       4,349
                                                        --------   --------   ---------
          Total net revenue...........................     3,439     10,442      48,254
Cost of revenue:
  License.............................................       713      1,437       4,452
  Professional services...............................        --        679      14,253
  Maintenance.........................................       254      1,931       1,731
  Amortization of acquired core and developed
     technology.......................................        --         --       1,696
                                                        --------   --------   ---------
          Total cost of revenue.......................       967      4,047      22,132
                                                        --------   --------   ---------
Gross margin..........................................     2,472      6,395      26,122
Operating expenses:
  Sales and marketing.................................     7,888     15,092      37,247
  Research and development............................     3,738      6,024      17,207
  General and administrative..........................     1,165      2,011       6,836
  Amortization of deferred stock compensation.........     1,133      6,403      21,284
  Amortization of intangible assets and goodwill......        --         --      78,145
  Acquired in-process research and development........        --         --      25,877
  Merger expenses.....................................        --      1,000      45,509
                                                        --------   --------   ---------
          Total operating expenses....................    13,924     30,530     232,105
                                                        --------   --------   ---------
Loss from operations..................................   (11,452)   (24,135)   (205,983)
Interest income.......................................       335      1,454      12,893
Interest expense......................................      (226)      (889)       (341)
                                                        --------   --------   ---------
Net loss..............................................  $(11,343)  $(23,570)  $(193,431)
                                                        ========   ========   =========
Basic and diluted net loss per share..................  $  (4.43)  $  (1.87)  $   (4.09)
                                                        ========   ========   =========
Weighted-average shares used in computing basic and
  diluted net loss per share..........................     2,562     12,592      47,259
                                                        ========   ========   =========

  Net Revenue

     License. Increases in license revenue comparing both 2000 to 1999 and 1999 to 1998 were attributable primarily to increases in the number of customers licensing our products and increases in the average revenue per license transaction. The increase in customers is primarily the result of the expansion of our direct sales force, while the increase in the average revenue per license transaction reflects our expanded line of bundled applications combining various elements of our analytic, marketing automation, and e-service offerings. Due to current economic slowdowns in the general economy, there is increased uncertainty with respect to our expected revenues in 2001, and we cannot assure you that the volume and average revenue per license transaction will continue to increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- We expect our quarterly revenue and operating results to fluctuate, making it difficult to predict our future operating results".

     Professional Services. Professional services include revenues from consulting and customer training services. The growth in professional services revenue comparing 2000 to 1999 reflects significant expansion of our installed customer base requiring services and the increased capacity of our consulting organization.

     Maintenance. Maintenance revenue is recognized on a straight-line basis over the period customer support is provided, usually one year. The increase in maintenance revenue during the periods presented reflects significant expansion of our installed customer base and increased prices for support of bundled products.

  Cost of Revenue

     Cost of Licenses. The cost of licenses consists primarily of royalties payable to third parties as well as the cost of product manuals, media, packaging and shipping. The increase in cost of licenses comparing 2000 to 1999 and 1999 to 1998 resulted primarily from increased royalty obligations incurred as a result of an increased volume of license sales. Our royalty obligations vary significantly by product; accordingly, our cost of licenses may vary significantly from period to period as a percentage of license revenue depending on the mix of products licensed in any given quarter.

     Cost of Professional Services. The cost of professional services consists primarily of personnel costs for employees and contractors providing consulting and training services. The increases in these costs over the periods presented resulted primarily from expansion of our consulting and training organizations and increased use of contract consultants as necessary to serve our expanding customer base. We significantly increased our professional services capacity as a result of the Servicesoft and Aperio acquisitions and we plan to continue expanding our professional services capacity through partnerships with external consultants and, to a lesser extent, through internal hiring. The significant decrease in margins on consulting revenue resulted primarily from significant investment during 2000 in our consulting practice in terms of hiring and training, as well as investments in a project management system and other infrastructure to support growth in our customer base.

     Cost of Maintenance. The cost of maintenance consists primarily of personnel costs for employees in our customer support organization. The increases in these costs over the periods presented resulted primarily from expansion of our customer support organization and increased investments in facilities and computer equipment necessary to provide support to our expanded customer base. We expect continued growth in our installed customer base to require us to continue to expand the capacity of our customer support organization.

     Amortization of Acquired Core and Developed Technology. This cost represents amortization of the core and developed technology acquired from Rubric, Panopticon and Servicesoft during 2000. The cost of acquired core technology is being amortized over a five-year useful life, while the cost of acquired developed technology is being amortized over a one-year useful life.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs for personnel, sales commissions, travel and entertainment, promotional activities, advertising, and domestic and international field sales offices. Increased sales and marketing expenses during the periods presented resulted primarily from significant expansion of our domestic and international direct sales force, both through direct hiring and acquisitions during 2000. We also expanded our marketing organization, increasing both the number of employees and the level of promotional and advertising activities. We plan to continue expanding our sales organization during 2001.

     Research and Development. Research and development expenses consist primarily of salaries for development personnel, development facilities and computer equipment, development software, product localization, product documentation, and quality assurance testing. Increased research and development costs during the periods presented are primarily attributable to significant expansion of our development workforce, including developers employed as a result of acquisitions during 2000, and increased use of contractors and other outside service providers to assist in development efforts. We expect our research and development expenses to continue to increase as a result of the Servicesoft acquisition and continued expansion of our development organization.

     General and Administrative. General and administrative expenses consist primarily of costs of executive, finance, human resources, legal, and information technology personnel, as well as outside professional fees for legal, tax, accounting and other services. The increase in general and administrative costs during the periods presented resulted primarily from personnel additions required to provide administrative and information technology support for our expanded employee base. The use of professional services, such as legal and accounting services, also increased significantly. We expect to expand our general and administrative organizations to support our operations in 2001.

     Amortization of Deferred Stock Compensation. The increase in amortization of deferred stock compensation comparing 1999 to 1998 resulted from grants of options during 1999 to purchase our common stock at an exercise price below the fair market value of our common stock on the date of each option grant. The increase comparing 2000 to 1999 resulted from a combination of (i) option grants during 2000 to purchase our common stock at an exercise price below the fair market value on the date of grant, which amounted to $11.3 million in 2000, and
(ii) the post-acquisition amortization of deferred compensation for the estimated portion of the intrinsic value of unvested stock options assumed by us in connection with the acquisitions of Panopticon and Servicesoft, which amounted to $1.3 million in 2000. We granted options to certain employees to purchase an aggregate of 2.1 million shares of our common stock at below fair market value during 2000. In addition, in connection with the acquisitions of Panopticon and Servicesoft, we assumed approximately 5.0 million unvested options with an estimated intrinsic value of $20.9 million, which will be amortized over the next four years. For all such options granted or assumed as of December 31, 2000, amortization of deferred compensation will be approximately $27.7 million for 2001, $11.5 million for 2002, $3.3 million for 2003 and $400,000 for 2004.

     Amortization of Intangible Assets and Goodwill. Amortization of intangible assets and goodwill during 2000 represents amortization of the fair value of acquired intangible assets and goodwill in connection with the acquisitions of Rubric, Aperio, Panopticon, Decisionism and Servicesoft, compared to no such acquisition activity during 1999 or 1998. Intangible assets and goodwill are amortized over a period of three to five years, their estimated useful lives. Total amortization expense to be recorded as a result of these acquisitions is expected to be approximately $230.0 million, $226.2 million, $224.2 million, $221.1 million and $142.8 million during 2001, 2002, 2003, 2004 and 2005, respectively.

     Acquired In-Process Research and Development. Acquired in-process research and development in 2000 represents the write-off of the fair value of acquired research and development work obtained in connection with the acquisitions of Rubric, Panopticon and Servicesoft. There were no such acquisitions during 1998 or 1999. For each of these acquisitions, the write-offs were necessary because the acquired in-process research and development had not yet reached technological feasibility and had no future alternative uses, and the related products under development may not have achieved commercial viability. The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements.

     We obtained independent valuations for these acquisitions, and values were assigned to acquired core and developed technology, in-process research and development, and other intangibles. The fair value of the acquired in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the project were based on management's estimates of revenues and operating profits related to the projects.

     The total charge for in-process research and development in the Rubric acquisition was estimated to be $10.1 million based on the value allocated to projects identified as in-process research and development on the Rubric eMA product release versions 3.0 and 4.0. This amount was charged to expense in the first quarter of

2000 immediately following the completion of the acquisition. At the date of acquisition, the development on the next generation eMA versions was approximately 60.0% complete. As of December 31, 2000, these projects were complete; therefore, there will be no future effects on operating results.

     The total charge for in-process research and development in the Panopticon acquisition was estimated to be $2.8 million based on the value allocated to projects identified as in-process research and development of the Panopticon eMerchandising engine product release version 2.0. This amount was charged to expense during the third quarter of 2000 upon the close of the acquisition. At the date of acquisition, the development of eMerchandising was approximately 82.8% complete. As of December 31, 2000, we do not anticipate the cost of completing this development to have a significant impact on operating results.

     The total charge for in-process research and development in the Servicesoft acquisition was estimated to be $13.0 million based on the value allocated to projects identified as in-process research and development of the next generation of Servicesoft 2001, their product suite which was released in August 2000. This amount was charged to expense in December 2000 immediately following the completion of the acquisition. At the date of acquisition, the development of the next generation product suite was approximately 82.5% complete. As of December 31, 2000, we do not anticipate the cost of completing this development to have a significant impact on operating results.

     Merger Expenses. In connection with the five acquisitions completed during 2000 we recorded merger and integration costs of approximately $45.5 million for the year ended December 31, 2000. This amount included approximately $10.7 million of payments to fund working capital requirements of Rubric, Panopticon, Decisionism and Servicesoft prior to the respective closings of those mergers, $7.3 million of employee bonuses paid upon successful completion of the five mergers, approximately $800,000 of costs to announce the mergers and approximately $26.7 million of costs associated with combining the operations of the five companies, including $22.6 million for customer integration costs, $1.7 million for severance and related costs and $2.4 million for write-off of redundant assets and other costs. We expect to incur additional merger related costs in the first and second quarters of 2001 as we complete the integration of the Decisionism and Servicesoft acquisitions.

  Interest Income

     Interest income consists of interest earned on our cash, cash equivalents and short-term and long-term investments. The significant increase in interest income over the periods presented resulted from substantially higher cash balances available for investment. Higher cash balances during the fourth quarter of 1999 and throughout 2000 resulted primarily from our initial public offering completed in September 1999 and our subsequent public offering completed in February 2000.

  Interest Expense

     The increase in interest expense comparing 1998 to 1999 resulted from higher debt balances attributable primarily to equipment lease lines used to fund equipment and software purchases prior to our initial public offering in September 1999. The decrease in interest expense comparing 2000 to 1999 was attributable to lower debt balances during 2000 due to regular debt payments, as well as early extinguishment of certain debt.

  Income Taxes

     There was no federal income tax provision in any period presented due to our net operating losses. We had net deferred tax assets of approximately $13.2 million as of December 31, 1999 and $91.2 million as of December 31, 2000. Our deferred tax assets primarily relate to net operating loss carryforwards and compensation related to stock options. Approximately $58.4 million of the valuation allowance at December 31, 2000 is attributable to deferred tax assets that if realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 1999 and 2000, has been established to reflect these uncertainties. As of December 31, 2000, we had federal net operating loss carryforwards of approximately $167.2 million, state net operating loss carryforwards of approximately $98.6 million and foreign net operating loss carryforwards of approximately $5.1 million. We also had federal and state research and development tax credit carryforwards of approximately $1.4 million and $1.0 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2004, if not utilized. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our net operating and capital expenditure requirements primarily through the sale of equity securities, as well as through limited debt financing during 1998 and 1999. Our working capital increased from $69.4 million at December 31, 1999 to $118.4 million at December 31, 2000, due primarily to proceeds from our public offering of common stock completed in February 2000. Changes in current assets other than cash were largely offset by changes in current liabilities. The increase in accounts receivable resulted primarily from receivables assumed in connection with the acquisition of Servicesoft and an increase in the proportion of license transactions deferred until 2001, neither of which are reflected in 2000 revenue. The increase in current liabilities resulted primarily from greater accrued compensation and other expenses and an increase in deferred revenue resulting from a higher volume of product sales transactions. Overall, net cash used in operating activities increased to $66.1 million during 2000 from $13.7 million for during 1999, due primarily to increased operating losses (excluding non-cash charges) and to one-time merger related costs incurred in connection with the acquisitions during 2000.

     We have commitments under operating leases which are expected to require payments in the aggregate of approximately $5.9 million in 2001. For more detailed information regarding commitments, please refer to "Note
5 -- Commitments" of our Consolidated Financial Statements included in Item 8 of this report.

     Use of cash in investing activities increased approximately $133.7 million comparing 2000 to 1999. Investing activities consisted primarily of the net purchase of $100.5 million in short-term investment securities and $15.5 million in long-term investment securities using cash obtained in our initial and secondary public offerings, as well as a $10.4 million increase in purchases of property and equipment.

     Financing activities during 2000 generated $174.6 million, compared to $79.0 million during the same period in 1999. Net cash provided from financing activities during 2000 consisted primarily of $174.9 million in net proceeds from our secondary public offering in February 2000. Net cash provided by financing activities during 1999 consisted primarily of net proceeds from our initial public offering in September 1999 and proceeds from the sale of our Series E preferred stock in June 1999.

     As of December 31, 2000, we held $152.2 million of cash, cash equivalents and short-term investments. We anticipate that our cash and cash equivalents and short-term investments on hand, combined with cash flows generated from sales, will be sufficient to fund operating and capital requirements for the foreseeable future. However, should additional funding be required for operating requirements, capital expenditures, acquisitions, or unanticipated events, we may be required to obtain such additional funding through debt facilities or the public or private sales of debt or equity securities. There can be no certainty that such funding will be available in quantities or on terms favorable to us, or at all. Failure to obtain such funding when needed could seriously harm us and adversely affect our future results of operations. Furthermore, equity securities issued to obtain any required funding in the future may substantially dilute the ownership of common stockholders and have rights, preferences or privileges to which common stockholders may be subordinate.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. In October 2000, the SEC issued a "Frequently Asked Questions" document on SAB 101 to provide further definitive guidance on the implementation of SAB 101. SAB 101 is effective for years beginning after December 15, 1999 and we were required to adopt SAB 101 in the quarter ended December 31, 2000 retroactive to the beginning of the year. SAB 101 did not have an effect on our results of operations, financial position or cash flows.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies certain elements of APB Opinion No. 25, including: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of options in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that have occurred after either December 15, 1998 or January 12, 2000. The adoption of this interpretation required us to record $20.9 million in deferred stock compensation in connection with the Panopticon and Servicesoft acquisitions equivalent to the intrinsic value of options to purchase our common stock, subject to post-acquisition vesting, exchanged for options to purchase these companies common stock. Prior to the adoption of FIN 44, the full fair value of options to purchase our common stock, vested and unvested at the time of acquisition, exchanged for options to purchase target company stock, was allocated to the fair value of tangible and intangible assets (including goodwill) acquired. The amortization of this deferred stock compensation resulted in amortization of $1.3 million during 2000, and will result in further amortization of $11.8 million, $5.4 million and $2.4 million during 2001, 2002 and 2003, respectively.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We will be required to adopt FAS 133 effective January 1, 2001. However, because we do not utilize derivative financial instruments, we do not believe the impact of FAS 133 will be material to our consolidated financial position or results of operations.

     On February 14, 2001, the FASB issued a limited revision of its September 7, 1999 Exposure Draft, "Business Combinations and Intangible Assets", that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology different from the original proposal, when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. The FASB expects to release the final statement in June 2001. The provisions of the proposed statement are to be applied at the beginning of the first fiscal quarter following its issuance for all entities.

                                  RISK FACTORS

     You should carefully consider the risks described below and the other information in this report before investing in our common stock. The risks described below are not the only ones we face. Additional risks that we are unaware of or that we currently believe are immaterial may become important factors that affect our business. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED AND BECAUSE WE JUST COMPLETED A MAJOR ACQUISITION.

     Because we are still in the early stages of our development, we will be subject to the risks, expenses and uncertainties frequently encountered by a young company. For example, because we introduced a number of our products in May 1999, and our E-Service (formerly Servicesoft 2001) family of products in August 2000, it is difficult to predict whether our products will continue to be accepted by the market, which is evolving rapidly, and the level of revenues we can expect to derive from sales of our products. Several members of our management team have been with us for only a short period of time. Because of our limited operating history and evolving product offerings, our insights into trends that may emerge and affect our business are limited. In addition, on December 18, 2000, we completed our acquisition of Servicesoft, which substantially expanded the scale of our operations. Because we have limited experience operating as a combined company, it is even more difficult to evaluate our business.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE DUE IN LARGE PART TO ACQUISITION-RELATED AMORTIZATION CHARGES.

     We incurred net losses and losses from operations for each period from our inception through the end of 2000. As of December 31, 2000, we had accumulated net losses of approximately $235.1 million. Servicesoft, which we acquired on December 18, 2000, had accumulated net losses of approximately $120.8 million as of that date. We have not achieved profitability to date, and we expect to continue to incur substantial losses for the foreseeable future. Although our revenues and Servicesoft's revenues grew significantly in 2000, our growth may not continue at the current rate or at all. Further, our revenue growth may be affected by the challenges we face as a result of the increasingly uncertain economic conditions both generally and in our market. We expect to incur increasing sales and marketing, research and development and general and administrative expenses. In addition, we expect substantial noncash charges from amortization of goodwill, intangible assets and stock compensation. As a result, we will need to significantly increase our revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

WE EXPECT OUR QUARTERLY REVENUE AND OPERATING RESULTS TO FLUCTUATE, AND IT IS DIFFICULT TO PREDICT OUR FUTURE OPERATING RESULTS.

     Our revenue and operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

     - changes in our pricing policies, or changes in the pricing policies of our competitors;

     - the size and timing of customer orders for our products and our professional services;

     - deferrals by our customers of order in anticipation of new products or product enhancements;

     - changes in the demand for our products, particularly our e-business applications;

     - uncertainty regarding the timing of the implementation cycle for our products;

     - increased expenses for sales and marketing, product development and administration;

     - changes in the level of sales of professional services as compared to product licenses;

     - our success in developing and introducing new products and the timing of the introduction of new product and services by us or our competitors, which could affect the demand for our existing products and services;

     - changes in the purchasing and budgeting cycles of our customers, and the discretionary nature of our customers' budgets for software and e-business related purchases;

     - the amount and timing of operating costs and capital expenditures relating to the expansion of our business, including acquisitions of technology or businesses;

     - changes in the mix of our domestic and international sales, together with fluctuations in foreign currency exchange rates;

     - changes in general economic and market conditions affecting our customers or our industry; and

     - a trend of continuing consolidation in our industry.

     We have experienced seasonality in our revenues, with the fourth quarter of the year typically having the highest revenue for the year and with the revenue growth from the third quarter to the fourth quarter of the year typically exceeding the revenue growth for the fourth quarter to the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers. We expect that this seasonality will continue, and may increase. In addition, our customers' decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. In addition, our ability to achieve increased revenue and profitability depends on overall demand for e-business software and related services, and in particular for customer-focused applications. Due to current slowdowns in the general economy, we believe that many existing and potential customers are reassessing or reducing their planned technology and internet-related investments and deferring purchasing decisions. As a result, there is increased uncertainty with respect to our expected revenues in 2001, and further delays or reductions in business spending in the area of information technology, particularly the eCRM market and related products and services, could have a material adverse effect on our revenues and operating results.

     Our quarterly revenue increased 317% from the fourth quarter of 1999 to the fourth quarter of 2000. We do not believe that these rates of growth are indicative of the growth in revenues, if any, that we can expect in the future. Accordingly, we believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. Our operating results may fall below the expectations of investors. In this event, the market price of our common stock would likely decrease.

OUR OPERATING EXPENSES ARE INCREASING, AND IF WE FAIL TO MEET OUR REVENUE FORECASTS, WE WILL NOT BE ABLE TO REDUCE THESE EXPENSES QUICKLY.

     We plan to significantly increase our operating expenses as we expand our sales, marketing, research and development, professional services, customer support and administrative groups and integrate acquired companies. These expenses will be incurred before we generate any revenues from our increased spending. If we do not significantly increase revenues as a result of these efforts, we will not achieve profitability. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. As a result, we would not be able to reduce spending quickly if our revenue was lower than we had projected. Therefore, if our revenue falls below our expectations in any quarter, or if we increase our spending ahead of our revenue growth, our operating results will be lower than expected.

THE UNPREDICTABLE TIMING OF OUR SALES AND IMPLEMENTATION CYCLE MAKES IT DIFFICULT TO FORECAST OUR OPERATING RESULTS.

     Our products can have a long and unpredictable sales cycle. Potential customers often require time to weigh the costs and benefits of our products compared to those of in-house development and integration efforts. As a result, our sales cycle for our products has typically ranged from two to seven months, although it can take longer. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur. This contributes to the uncertainty of our future operating results.

     Delays and uncertainty in product and service implementations can compound the difficulty of forecasting our operating results. In most customer sales, we are involved in the installation of our software products at the customer site, and we recognize revenue from a customer sale based in part on when our software products are effectively operational. However, the timing of the commencement and completion of the installation process is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel after delivery of the software. In addition, customers may elect to delay product implementations. Further, general uncertainty in the economy may cause potential new clients to reduce or eliminate their immediate need to purchase our products, or lead our existing clients to decline to purchase additional products from us. These factors make it difficult to forecast operating results and can result in significant variability in period-to-period results.

IF OUR ACQUISITIONS ARE NOT PERCEIVED AS SUCCESSFUL, THIS MAY CAUSE A DECLINE IN OUR STOCK PRICE.

     We recently acquired several companies, including Servicesoft, Decisionism and Panopticon, and if we are presented with appropriate opportunities, we may acquire additional companies or make investments in other companies, products or technologies in the future. Many of these companies are in the early stages of their development and have unproven business models. We may not realize the anticipated benefits of these or other acquisitions or investments to the extent that we anticipate, or at all. We may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. If these acquisitions are not perceived as accretive, our stock price may decline.

OUR ACQUISITIONS MAY RESULT IN DISRUPTIONS TO OUR BUSINESS DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL, TECHNOLOGY AND OPERATIONS.

     The integration of acquired companies into our own has been and will continue to be a complex, time consuming and expensive process and may disrupt our business if not completed efficiently or in a timely manner. For example, we completed our acquisition of Servicesoft on December 18, 2000, which substantially expanded our scale of operations. The number of our full-time employees increased from 350 at November 30, 2000 to 678 at December 31, 2000, primarily as a result of this acquisition. We must demonstrate to customers and suppliers that an acquisition will not result in adverse changes in client service standards, or dilution of or distraction to our business focus. We may not be able to successfully assimilate additional personnel, operations, acquired technology or products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. The difficulties of integrating other businesses could be greater than we anticipate, and could disrupt our ongoing business, disrupt our management and employees and increase our expenses.

ACCOUNTING CHARGES RELATING TO ACQUISITIONS WILL PREVENT US FROM ACHIEVING POSITIVE NET INCOME UNDER GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AS QUICKLY AS WE MIGHT OTHERWISE.

     We have accounted for our recent acquisitions using the purchase method of accounting. Under the purchase method, the purchase price of the acquired company is allocated based on an independent valuation, to the specific tangible and intangible assets acquired and liabilities assumed. We recorded approximately $361.8 million, $28.8 million, $92.8 million, $10.7 million and $630.0 million of intangible assets and goodwill on our balance sheet in connection with our acquisitions of Rubric, Aperio, Panopticon, Decisionism and Servicesoft, respectively. This will result in amortization expense of approximately $230.0 million in 2001, $226.2 million in 2002, $224.2 million in 2003, $221.1 million in 2004 and $142.8 million for 2005. We will likely record additional intangible assets and goodwill and merger related costs in connection with potential future acquisitions. These charges will reduce our net income reported under generally accepted accounting principles.

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

     The market price of our common stock has fluctuated substantially since our initial public offering in September 1999, and has experienced a significant decline since the first quarter of 2000. We have relied historically on our ability to attract employees using equity incentives, and any perception by potential and existing employees that our equity incentives are less attractive could harm our ability to attract and retain qualified employees.

     We believe that our success will depend on the continued services of our executive officers. These employees serve "at-will" and may elect to pursue other opportunities at any time. The loss of any of our executive officers could harm our business. Several of our executive officers joined us only recently and have had limited experience working together. For example, five of our executive officers commenced employment with us during 2000. We cannot assure you that our new executive officers will be able to work effectively together to manage our growth and continuing operations.

OUR GROWTH DEPENDS ON MARKET ACCEPTANCE OF OUR APPLICATIONS DESIGNED FOR INTERNET-BASED SYSTEMS.

     We first introduced our applications designed for Internet-based systems in May 1999, and our E-Service (formerly Servicesoft 2001) family of products in August 2000. We expect that our future growth will depend significantly on revenue from licenses of these applications and related services. There are significant risks inherent in introducing Internet-based systems applications. Market acceptance of these products will depend on the growth of the market for e-business solutions. This growth may not occur. Further, we cannot assure you that these e-business applications or any new ones we may introduce will meet customer performance expectations. If they do not meet customer expectations or the market for these products fails to develop or develops more slowly than we expect, our business would be harmed.

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

     In addition, we have distribution relationships with companies located around the world that distribute or resell our products. Sales through these indirect sales channels accounted for approximately 28.7% of our total revenues for 1998, 35.3% for 1999 and 13.6% for 2000. These channel partners may experience reduced sales due to a number of factors, including general economic uncertainty in our industry, which would cause our revenues to decline. If we cannot maintain successful relationships with our indirect sales channel partners, we may have difficulty expanding the sales of our products and our international growth may be limited.

     In addition, we rely on distributors, value-added resellers, systems integrators, consultants and other third-party resellers to recommend our Servicesoft products and to install and support these products. If these companies fail to implement our Servicesoft products successfully for our customers, we may be unable to complete implementation on the schedule required by the customers. We may not be able to maintain these relationships and enter into additional relationships that will provide timely and cost-effective customer support and service.

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

WE MAY BE UNABLE TO ATTRACT NEW CUSTOMERS IF WE DO NOT DEVELOP NEW PRODUCTS AND ENHANCEMENTS.

     If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we may be unable to attract new customers. For example, we have recently released new versions of a number of our existing analytic applications and our E-Service (formerly Servicesoft 2001) family of software products. We may not be successful in marketing and supporting these new versions, or developing and marketing other product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they may not achieve market acceptance. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. These delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products.

WE DEPEND ON INCREASED BUSINESS FROM OUR NEW CLIENTS, AND IF WE FAIL TO GROW OUR CLIENT BASE OR GENERATE REPEAT BUSINESS, OUR OPERATING RESULTS COULD BE HARMED.

     If we fail to grow our client base or generate repeat and expanded business from our current and future clients, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for pilot programs. These clients may not choose to purchase additional licenses to expand their use of our products. These clients have not yet developed or deployed initial applications based on our products. If these clients do not successfully develop and deploy these initial applications, they may choose not to purchase deployment licenses or additional development licenses.

     The effectiveness of our Servicesoft products depends in part on the widespread adoption and use of these products by customer support personnel. Some of our clients who have made initial purchases of this software have deferred or suspended implementation of our products due to slower than expected rates of internal adoption by customer support personnel. If more clients decide to defer or suspend implementation of these products in the future, our ability to increase our revenue from these clients through additional licenses or maintenance agreements will also be impaired, and our financial position may be seriously harmed. Our business model generally depends on the expanded use of our products within our clients' organizations.

     In addition, as we introduce new versions of our products or new products, our current clients may not require the functionality of our new products and may not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future services revenue. In addition, if clients elect not to renew their maintenance agreements, our services revenue could decline significantly. Further, some of our customers are Internet-based companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current economic slowdown. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenues would decline.

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

OUR BUSINESS DEPENDS ON THE ACCEPTANCE AND USE OF THE WINDOWS NT OPERATING
SYSTEM.

     Both our analytic software products and our Servicesoft e-service software products currently run only on the Windows NT operating system. Any change to this operating system could require us to modify our products and could cause us to delay product releases. Any decline in the market acceptance of the Windows NT operating system for any reason, including as a result of errors or delayed introduction of enhancement or upgrades, could seriously harm our business. If potential customers do not want to use the Windows NT operating system, we will need to develop products that run on other operating systems such as Windows 2000, the successor to Windows NT, or any of the UNIX based systems. The development of new products in response to these risks would require us to commit a substantial investment of resources, and we may not be able to successfully develop or introduce such products on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternative products.

FAILURE TO LICENSE NECESSARY THIRD PARTY SOFTWARE INCORPORATED IN OUR PRODUCTS MAY CAUSE DELAYS OR REDUCTIONS IN OUR SALES.

     We license third party software that we incorporate into our products. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology would be difficult to replace. The loss of any such license could result in delays or reductions of our applications until equivalent software is identified, licensed and integrated or developed by us. If we are required to enter into license agreements with third parties for replacement technology, we could be subject to higher royalty payments and a loss of product differentiation. In the future, we may need to license other software to enhance our products and meet evolving customer needs. If we are unable to do this, we may experience reduced demand for our products.

WE FACE INTENSE COMPETITION WHICH COULD MAKE IT DIFFICULT TO ACQUIRE AND RETAIN CUSTOMERS.

     Our market is intensely competitive, and we expect competition to intensify in the future. In recent periods, some of our competitors reduced the prices of their products and services (substantially in certain cases) in order to obtain new customers. Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our products. Failure to maintain and enhance our competitive position could seriously harm our business. Our customers' requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive.

     Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition from providers of consulting-based analytic solutions, providers of e-service software products similar to our Servicesoft products, vendors of point technologies that provide website analysis, in-house development efforts by potential customers, and from other software providers. We may also face competition from providers of customer relationship management, e-commerce and communications solutions. In addition, we face competition from vendors of other enterprise applications as they expand the functionality of their product offerings, including companies that design software for decision support, management of customer relationships or of organizations operational information or for providing customer service, as well as vendors of database applications. In addition, we expect that competition may increase as a result of software industry consolidations and formations of alliances among industry participants or with third parties. For example, Kana Communications, Inc. recently acquired Silknet Software, Inc., eGain Communications Corp. recently acquired Inference Corporation, Siebel Systems, Inc. recently acquired Onlink Technologies, Inc., and E.piphany, Inc. recently acquired Octane Software, Inc. Finally, it is possible that new competitors may emerge.

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

WE DEPEND ON OUR INTELLECTUAL PROPERTY, AND LITIGATION REGARDING OUR INTELLECTUAL PROPERTY COULD HARM OUR BUSINESS.

     The success of our business is largely dependent on our ability to protect our intellectual property. Our intellectual property includes our proprietary technology, trade secrets, trademarks and copyrights in our software products. We have no issued patents, although patents may become increasingly important in software and e-business applications. Unauthorized use or misappropriation of our intellectual property could seriously harm our business. Copyrights and trademarks discourage unauthorized use of our software and company and product names and provide us with a way to enforce our rights in the event that this unauthorized use occurs. Trade secret laws protect the confidentiality of our propriety technology and other business information. However, existing copyright, trademark and trade secret laws afford only limited protection, and the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Third parties may infringe upon our intellectual property rights, and we may be unable to detect this unauthorized use or effectively enforce our rights. In addition, any legal action that we may bring to protect our intellectual property rights could be expensive and distract management from day-to-day operations.

     Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. If we become liable to any other third party for infringing their intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain licenses or cease selling the applications that contain the infringing intellectual property. We could have to redesign our products, which could be costly and time-consuming and could substantially delay product shipments, assuming that a redesign is even feasible. We may be unable to develop non-infringing technology or obtain licenses on commercially reasonable terms, if at all. Litigation is subject to inherent uncertainties and any of these results in connection with a lawsuit could seriously harm our business. Furthermore, we could incur substantial costs in defending against any intellectual property litigation, and these costs could increase significantly if any dispute were to go to trial. Our defense of any litigation, regardless of the merits of the complaint, will likely be time-consuming, costly and a distraction for our management personnel. Publicity related to any intellectual property litigation could also harm the sale of our products and disrupt our relationships with existing clients.

SOFTWARE DEFECTS COULD LEAD TO LOSS OF REVENUE OR DELAY IN MARKET ACCEPTANCE FOR OUR PRODUCTS OR MAY EXPOSE US TO LIABILITY.

     Our software products are internally complex and may contain defects, especially when they are first introduced or when new versions are released. In the past, we have discovered software errors in some of our products after their introduction. We recently released new versions of a number of our analytic software applications and our E-Service (formerly Servicesoft 2001) family of products. As a result, these products may be particularly susceptible to errors. Although we continue to evaluate our products for errors following the commencement of commercial shipments and receive information from customers regarding errors they detect, if we are not able to detect and correct errors in products or releases before commencing commercial shipments, we may experience loss of or delay in revenues, loss of market share or failure to achieve market acceptance for our products, diversion of development resources or injury to our reputation.

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

BARRIERS TO INTERNATIONAL EXPANSION COULD LIMIT OUR FUTURE GROWTH.

     We have only a limited history of marketing, selling and supporting our products and services internationally. We conduct our international sales primarily through direct sales offices in Europe and Asia, through a Servicesoft subsidiary in Canada and through distributors in Japan. Revenue from customers outside the United States represented 5.1%, 23.2%, and 20.3% of our total net revenue for 1998, 1999, and 2000 respectively. We intend to expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources.

     Our products must be localized, or customized to meet local user needs, in order to be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. We cannot assure you that our localization efforts will be successful.

     We also face certain other risks inherent in conducting business internationally, such as:

     - difficulties and costs of staffing and managing international operations;

     - difficulties in recruiting and training an international staff;

     - difficulties in entering into strategic relationships with companies in international markets, particularly in Japan where the majority of our sales have been made through distributors;

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

WE ARE GROWING RAPIDLY, AND THE FAILURE TO MANAGE OUR GROWTH, INCLUDING EXPANSION OF OUR MANAGEMENT SYSTEMS, COULD HARM OUR BUSINESS.

     We have grown rapidly and will need to continue to grow in all areas of operation in order to execute our business strategy. Our total number of full-time employees grew from 131 at December 31, 1999 to 678 at December 31, 2000. We anticipate further increases in the number of our employees. Our growth has placed significant demands on management as well as on our administrative, operational and financial resources and controls. We expect our future growth to cause similar, and perhaps increased, strain on our systems and controls. If we cannot effectively establish and improve our processes, we may not be able to manage our growth successfully or sustain and manage the growth rates we have experienced in the past.

     We recently completed the implementation of several new operational information systems, and began an extensive upgrade of our finance, accounting, and product distribution systems. In addition, we plan to deploy certain of these systems in our international operations during the first quarter of 2001. Failure to successfully complete these systems implementations, upgrades, and deployments in a timely and effective manner may result in the disruption of our operations, which could adversely affect our operating results.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING, IF REQUIRED, ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING COULD AFFECT OUR ABILITY TO PURSUE FUTURE GROWTH.

     We expect that our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. However, we may need to raise additional funds for expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We cannot assure you that we would be able to obtain additional financing on favorable terms, if at all, especially in light of the currently uncertain market climate. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise necessary additional funds on acceptable terms, we may not be able to fund expansion, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS AND TO SECURITIES LITIGATION.

     The market price of our common stock has experienced a significant decline in recent months. The price has been and is likely to continue to be highly volatile due to several factors, such as:

     - variations in our actual and anticipated operating results;

     - changes in our earnings estimates by analysts;

     - the volatility inherent in stocks within the emerging sector within which we conduct business; and

     - the volume of trading in our common stock.

     In addition, stock markets, particularly the Nasdaq National Market, have experienced extreme price and volume fluctuations, and the market prices of securities of technology companies, especially Internet-related companies, have declined significantly in recent months. Some of these declines have been unrelated to the operating performance of such companies. Fluctuations or declines such as these may continue to affect the market price of our common stock in the future. Substantial sales of our common stock could also cause the stock price to decline.

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

ADDITIONAL RISKS RELATED TO OUR RECENT ACQUISITION OF SERVICESOFT

IF WE DO NOT SUCCESSFULLY INTEGRATE THE OPERATIONS AND PERSONNEL OF SERVICESOFT IN A TIMELY MANGER, THIS WILL DISRUPT OUR BUSINESS AND COULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

     The integration of Servicesoft into our business will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter substantial difficulties, costs and delays involved in integrating Servicesoft's operations into our own, including:

     - potential incompatibility of business cultures;

     - perceived adverse changes in business focus;

     - potential conflicts in distribution, marketing or other important relationships; and

     - the loss of key employees and diversion of the attention of management from other ongoing business concerns.

     Our integration of Servicesoft's operations and personnel may be particularly difficult due to the location of Servicesoft's headquarters in Natick, Massachusetts. There are currently no plans to relocate or consolidate our Menlo Park headquarters or our Servicesoft headquarters. Failure to complete the integration successfully could result in the loss of key personnel and customers. We will need to devote significant resources to the integration of the acquired operations and personnel, and if unsuccessful, our business will suffer. In addition, the attention and effort devoted to the integration of Servicesoft will significantly divert our management's attention from other important issues, which could negatively affect our business and operating results.

IF WE DO NOT INTEGRATE OUR PRODUCTS AND TECHNOLOGIES QUICKLY AND EFFECTIVELY, MANY OF THE POTENTIAL BENEFITS OF THE MERGER MAY NOT BE REALIZED.

     We will need to integrate Servicesoft's product development operations, products and technologies with our own. This integration may be difficult and unpredictable because our analytic and Servicesoft products are highly complex and were developed independently and without regard to this integration. Successful integration of Servicesoft's product development operations and product lines with our own also requires coordination of different development and engineering teams, as well as sales and marketing efforts and personnel. This, too, may be difficult and unpredictable because of possible differences between our corporate cultures and organizations, different product and technology decisions and the geographic distance between our headquarters. In addition, this integration may take longer than expected, and we may be required to expend more resources on integration than anticipated. The need to expend additional resources on integration would reduce the resources that would otherwise be spent on developing each companies' own products and technologies. If we cannot successfully integrate Servicesoft's operations, products and technologies with our own, or if this integration takes longer than anticipated, the combined company may not be able to operate efficiently or realize the expected benefits of the merger.

IN ORDER TO ACHIEVE THE ANTICIPATED BENEFITS OF THE MERGER, WE WILL NEED TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW AND ENHANCED PRODUCTS.

     We expect to develop and introduce new products, and enhanced versions of our currently existing analytic and Servicesoft products, that interoperate as a single platform. In addition to the risks and uncertainties inherent in the development and introduction of new products, the need to develop and introduce, in a timely manner, new products and versions that work effectively together and allow customers to achieve the benefits of a broader product offering presents significant additional obstacles. In particular, because our market is characterized by rapidly shifting customer requirements, we may not be able to assess these requirements accurately, or our joint products may not sufficiently satisfy these requirements. In addition, the introduction of these anticipated new products and versions may result in longer sales cycles and product implementations, which may cause revenue and operating income to fluctuate and fail to meet expectations.

     To date, we have not thoroughly investigated the obstacles, technological, market-driven or otherwise, to developing and marketing these new products and services in a timely and efficient way. We may not be able to overcome these obstacles, or market acceptance of new products and services developed by us may not meet expectations.

IF WE ARE NOT ABLE TO SUCCESSFULLY CROSS-SELL OUR PRODUCTS AND SERVICES TO BROADBASE AND SERVICESOFT CUSTOMERS, THIS MAY NEGATIVELY AFFECT OUR OPERATING RESULTS.

     We intend to offer our current products to Servicesoft customers, and Servicesoft's current products to existing customers of Broadbase products. There can be no assurance that either company's customers will have an interest in the other company's products and services. The failure of cross-marketing efforts would diminish our ability to achieve one of the benefits that we expect to realize as a result of the merger, and could have a material, negative impact on our business, financial condition and operating results.

FAILURE TO RETAIN KEY EMPLOYEES COULD DIMINISH THE ANTICIPATED BENEFITS OF THE MERGER.

     The success of the merger will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Employees may experience uncertainty about their future role with us until our strategies with regards to Servicesoft's employees are announced or executed. We have different corporate cultures, and Servicesoft employees may not want to work for a larger, publicly-traded company instead of a smaller, start-up company. Some officers, including the Chief Executive Officer and President, and all directors of Servicesoft have agreements that provide for benefits, including severance and other payments and acceleration of vesting of stock options or restricted stock grants, that were triggered upon the closing of the merger, and this may affect our ability to retain these employees. In addition, competitors may recruit employees during our integration of Servicesoft, as is common in high technology mergers. If we are unable to retain personnel that are critical to the successful integration of Servicesoft with our company, we could face disruptions to our operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the merger.

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

     If these or any other factors cause use of the Internet for business to slow or decline, our business would be harmed. For example, Servicesoft's products address a new and emerging market for e-service solutions. Therefore, our future success depends substantially upon the widespread adoption of the Internet as a significant medium for commerce and business applications. If this market fails to develop or develops more slowly than expected, demand for our products and services will be reduced. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our products to changing or emerging technologies.

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

THE IMPOSITION OF SALES AND OTHER TAXES ON PRODUCTS SOLD BY OUR CUSTOMERS OVER THE INTERNET COULD HAVE A NEGATIVE EFFECT ON ONLINE COMMERCE AND THE DEMAND FOR OUR PRODUCTS AND SERVICES.

     The imposition of new sales or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products and services. Recent federal legislation limits the imposition of state and local taxes on Internet-related sales. Congress may choose not to renew this legislation in 2001, in which case state and local governments would be free to impose taxes on electronically purchased goods. We believe that most companies that sell products over the Internet do not currently collect sales or other taxes on shipments of their products into states or foreign countries where they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce. A successful assertion by one or more states or foreign countries that companies that engage in e-commerce should collect sales or other taxes on the sale of their products over the Internet, even though not physically in the state or country, could indirectly reduce demand for our products.

PRIVACY CONCERNS RELATING TO THE INTERNET ARE INCREASING, WHICH COULD RESULT IN LEGISLATION THAT NEGATIVELY AFFECTS OUR BUSINESS, IN REDUCED SALES OF OUR PRODUCTS, OR BOTH.

     Businesses using our products capture information regarding their customers when those customers contact them on-line with customer service inquiries. Privacy concerns may cause visitors to resist providing the personal data necessary to allow our customers to use our software products most effectively. More importantly, even the perception of privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting certain Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. While we are not aware of any such legislation or regulatory requirements currently in effect in the United States, other countries and political entities, such as the European Union, have adopted such legislation or regulatory requirements and the United States may do so as well. If consumer privacy concerns are not adequately addressed, our business could be harmed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At December 31, 2000, our portfolio included money market funds, demand notes, commercial paper, municipal bonds, government agency bonds, and corporate bonds. The diversity of the portfolio helps us to achieve our investment objective. As of December 31, 2000, the weighted average maturity of our portfolio was 97 days.

     Our debt obligations consist primarily of capital leases assumed in connection with the acquisitions of Rubric and Aperio. These debt facilities were used primarily to purchase capital items such as computers and office equipment. Currently, all such capital spending is funded using working capital. The interest rates on our assumed capital lease obligations are fixed.

     We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at December 31, 2000, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   34
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................   35
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1999 and 2000..........................   36
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................   37
Consolidated Statements of Stockholders' Equity (Net Capital
  Deficiency) for the Years Ended December 31, 1998, 1999
  and 2000..................................................   38
Notes to Consolidated Financial Statements..................   40

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Broadbase Software, Inc.

     We have audited the accompanying consolidated balance sheets of Broadbase Software, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, cash flows, and stockholders' equity (net capital deficiency) for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadbase Software, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
January 17, 2001

                            BROADBASE SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         2000
                                                              --------    ----------
Current assets:
  Cash and cash equivalents.................................  $ 76,642    $   51,186
  Short-term investments....................................        --       101,034
  Accounts receivable, net of allowances of $50 and $2,115
     at December 31, 1999 and 2000, respectively............     2,712        27,536
  Prepaid expenses and other current assets.................     1,239         8,357
                                                              --------    ----------
          Total current assets..............................    80,593       188,113
Restricted cash.............................................       633         2,473
Property and equipment, net.................................     2,868        17,730
Long-term investments.......................................        --        15,540
Goodwill and intangible assets, net.........................        --     1,044,287
Other assets................................................       676         7,792
                                                              --------    ----------
          Total assets......................................  $ 84,770    $1,275,935
                                                              ========    ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $    559    $   16,210
  Accrued compensation......................................     2,919         7,961
  Accrued expenses..........................................     2,341        28,890
  Current portion of bank line of credit, notes payable and
     capital lease obligations..............................       749           346
  Deferred revenue..........................................     4,663        16,320
                                                              --------    ----------
          Total current liabilities.........................    11,231        69,727
Bank line of credit, notes payable and capital lease
  obligations...............................................       333           703
                                                              --------    ----------
          Total liabilities.................................    11,564        70,430
Commitments and contingencies
Stockholders' equity:
  Preferred stock: par value $0.001 per share; 5,000,000
     shares authorized and none designated..................        --            --
  Common stock: par value $0.001 per share; 90,000,000
     shares authorized; 36,100,174 and 81,069,283 shares
     issued and outstanding at December 31, 1999 and 2000,
     respectively...........................................        36            81
  Additional paid-in capital................................   124,278     1,484,130
  Deferred stock compensation...............................    (8,710)      (42,899)
  Notes receivable from stockholders........................      (693)         (436)
  Accumulated other comprehensive loss......................       (33)         (268)
  Accumulated deficit.......................................   (41,672)     (235,103)
                                                              --------    ----------
          Total stockholders' equity........................    73,206     1,205,505
                                                              --------    ----------
          Total liabilities and stockholders' equity........  $ 84,770    $1,275,935
                                                              ========    ==========

        See accompanying notes to the consolidated financial statements.

                            BROADBASE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1999        2000
                                                            --------    --------    ---------
Net revenue:
  License.................................................  $  2,996    $  7,689    $  34,646
  Professional services...................................        --       1,610        9,259
  Maintenance.............................................       443       1,143        4,349
                                                            --------    --------    ---------
          Total net revenue...............................     3,439      10,442       48,254
Cost of revenue:
  License.................................................       713       1,437        4,452
  Professional services(1)................................        --         679       14,253
  Maintenance(2)..........................................       254       1,931        1,731
  Amortization of acquired core and developed
     technology...........................................        --          --        1,696
                                                            --------    --------    ---------
          Total cost of revenue...........................       967       4,047       22,132
                                                            --------    --------    ---------
Gross margin..............................................     2,472       6,395       26,122
Operating expenses:
  Sales and marketing(3)..................................     7,888      15,092       37,247
  Research and development(4).............................     3,738       6,024       17,207
  General and administrative(5)...........................     1,165       2,011        6,836
  Amortization of deferred stock compensation.............     1,133       6,403       21,284
  Amortization of intangible assets and goodwill..........        --          --       78,145
  Acquired in-process research and development............        --          --       25,877
  Merger expenses.........................................        --       1,000       45,509
                                                            --------    --------    ---------
          Total operating expenses........................    13,924      30,530      232,105
                                                            --------    --------    ---------
Loss from operations......................................   (11,452)    (24,135)    (205,983)
Interest income...........................................       335       1,454       12,893
Interest expense..........................................      (226)       (889)        (341)
                                                            --------    --------    ---------
Net loss..................................................  $(11,343)   $(23,570)   $(193,431)
                                                            ========    ========    =========
Basic and diluted net loss per share......................  $  (4.43)   $  (1.87)   $   (4.09)
                                                            ========    ========    =========
Weighted-average shares used in computing basic and
  diluted net loss per share..............................     2,562      12,592       47,259
                                                            ========    ========    =========

---------------
(1) Excludes $45, $247 and $4,320 of amortization of deferred stock compensation for the years ended December 31, 1998, 1999 and 2000, respectively.

(2) Excludes $0, $11 and $92 of amortization of deferred stock compensation for the years ended December 31, 1998, 1999 and 2000, respectively.

(3) Excludes $482, $3,299 and $3,981 of amortization of deferred stock compensation for the years ended December 31, 1998, 1999 and 2000, respectively.

(4) Excludes $468, $1,731 and $6,742 of amortization of deferred stock compensation for the years ended December 31, 1998, 1999 and 2000, respectively.

(5) Excludes $138, $1,115 and $6,149 of amortization of deferred stock compensation for the years ended December 31, 1998, 1999 and 2000, respectively.

        See accompanying notes to the consolidated financial statements.

                            BROADBASE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998       1999        2000
                                                              --------   --------   ----------
Operating activities:
  Net loss..................................................  $(11,343)  $(23,570)  $ (193,431)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation...........................................       507        961        3,083
     Acquired in-process research and development...........        --         --       25,877
     Write-off of note receivable from stockholder..........        --          7           --
     Amortization of acquired core and developed
      technology............................................        --         --        1,696
     Amortization of intangible assets and goodwill.........        --         --       78,145
     Amortization of deferred stock compensation............     1,133      6,403       21,284
     Value of common stock issued for severance and to
      non-employees.........................................        --        404          403
  Changes in balance sheet items:
     Accounts receivable....................................    (1,072)    (1,640)     (19,257)
     Prepaid expenses and other current assets..............      (243)      (913)     (21,959)
     Accounts payable.......................................       (91)       164        9,591
     Accrued expenses.......................................     1,649      3,196       19,750
     Deferred revenue.......................................     3,330      1,333        8,717
                                                              --------   --------   ----------
          Net cash used in operating activities.............    (6,130)   (13,655)     (66,101)
                                                              --------   --------   ----------
Investing activities:
  Changes in other assets...................................        --        108           --
  Purchase of short-term investments, net...................        --         --     (100,477)
  Purchase of long-term investments.........................        --         --      (15,540)
  Purchase of other investments.............................        --         --       (5,500)
  Change in restricted cash.................................        --       (633)      (1,840)
  Purchases of property and equipment.......................    (1,415)    (2,178)     (10,350)
                                                              --------   --------   ----------
          Net cash used in investing activities.............    (1,415)    (2,703)    (133,707)
                                                              --------   --------   ----------
Financing activities:
  Net proceeds from issuance of convertible preferred
     stock..................................................    11,906     19,979           --
  Proceeds from issuance of common stock upon exercise of
     options................................................        41        131        1,354
  Proceeds from issuance of common stock from employee stock
     purchase plan..........................................        --         --        1,105
  Net proceeds from issuance of common stock in initial
     public offering........................................        --     57,835           --
  Net proceeds from issuance of common stock in secondary
     public offering........................................        --         --      174,939
  Net proceeds from issuance of common stock in private
     placement..............................................        --        619           --
  Payments to repurchase unvested common stock..............        --        (11)          (5)
  Proceeds from payments on stockholders' notes
     receivable.............................................         1          4          707
  Issuance of notes receivable to stockholders..............      (400)        --           --
  Payments on notes payable.................................      (347)      (463)      (1,739)
  Principal payments on capital lease obligations...........       (32)       (30)        (209)
  Principal payments on equipment line of credit............        --       (333)      (1,565)
  Borrowings on equipment line of credit....................     1,000         --           --
  Proceeds from issuance of convertible debt................     8,250      1,275           --
                                                              --------   --------   ----------
          Net cash provided by financing activities.........    20,419     79,006      174,587
  Effect of foreign exchange rate changes on cash and cash
     equivalents............................................       (37)         4         (235)
                                                              --------   --------   ----------
  Net increase (decrease) in cash and cash equivalents......    12,837     62,652      (25,456)
Cash and cash equivalents:
  Beginning of period.......................................     1,153     13,990       76,642
                                                              --------   --------   ----------
  End of period.............................................  $ 13,990   $ 76,642   $   51,186
                                                              ========   ========   ==========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $    227   $    839   $       80
Supplemental schedule of noncash investing activity:
  Fair value of net liabilities acquired in connection with
     purchase business combinations.........................  $     --   $     --   $     (327)
  Issuance of common stock in connection with purchase
     business combinations..................................  $     --   $     --   $1,126,179

        See accompanying notes to the consolidated financial statements.

                            BROADBASE SOFTWARE, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                      CONVERTIBLE                                                            NOTES
                                    PREFERRED STOCK        COMMON STOCK       ADDITIONAL     DEFERRED      RECEIVABLE
                                  -------------------   -------------------    PAID-IN        STOCK           FROM
                                    SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION   STOCKHOLDERS
                                  ----------   ------   ----------   ------   ----------   ------------   ------------
Balance at December 31, 1997.....  4,308,222     $4      4,985,650    $ 5     $    6,709     $     --        $ (34)
Issuance of Series C preferred
 stock, at $5.54 per share in
 February and March 1998 for
 cash, net of $94 issuance
 costs...........................  2,166,055      2             --     --         11,904           --           --
Deferred stock compensation
 related to certain options
 granted to employees............         --     --             --     --          3,471       (3,471)          --
Amortization of deferred stock
 compensation....................         --     --             --     --             --        1,133           --
Issuance of common stock upon
 exercise of options.............         --     --        587,778     --             87           --          (46)
Repurchase of common stock.......         --     --       (158,828)    --             (3)          --            3
Payments of notes receivable from
 stockholders....................         --     --             --     --             --           --            1
Note receivable from
 stockholder.....................         --     --             --     --             --           --         (400)
Comprehensive income (loss)......         --     --             --     --             --           --           --
 Net loss........................         --     --             --     --             --           --           --
 Foreign currency translation
   adjustment....................         --     --             --     --             --           --           --
Comprehensive loss...............         --     --             --     --             --           --           --
                                  ----------     --     ----------    ---     ----------     --------        -----
Balance at December 31, 1998.....  6,474,277      6      5,414,600      5         22,168       (2,338)        (476)
Debentures converted into Series
 D preferred stock in connection
 with the Company's IPO..........  1,313,793      1             --     --          9,524           --           --
Issuance of Series E preferred
 stock, at $9.13 per share in
 June 1999 for cash, net of $10
 of issuance costs...............  2,188,812      2             --     --         19,977           --           --
Conversion of Series A, Series B,
 Series C, Series D and Series E
 preferred stock to common stock
 in connection with the Company's
 IPO............................. (9,976,882)    (9)    19,953,764     20            (11)          --           --
Issuance of common stock in
 connection with the Company's
 IPO, net of issuance costs......         --     --      9,200,000      9         57,826           --           --
Issuance of common stock in
 private placement, net of
 issuance costs..................         --     --         90,126     --            619           --           --
Issuance of common stock in
 connection with license
 agreement.......................         --     --         80,000     --            400           --           --
Deferred stock compensation
 related to options granted to
 employees.......................         --     --             --     --         12,775      (12,775)          --
Amortization of deferred stock
 compensation....................         --     --             --     --             --        6,403           --
Issuance of common stock upon
 exercise of options.............         --     --      1,582,740      2          1,012           --         (229)
Issuance of common stock upon
 exercise of warrants............         --     --         73,528     --             86           --           --
Repurchase of unvested common
 stock...........................         --     --       (294,584)    --            (94)          --           --
Notes receivable from
 stockholder.....................         --     --             --     --             (4)          --           12
Comprehensive income (loss)......         --     --             --     --             --           --           --
 Net loss........................         --     --             --     --             --           --           --
 Foreign currency translation
   adjustment....................         --     --             --     --             --           --           --
Comprehensive loss...............         --     --             --     --             --           --           --
                                  ----------     --     ----------    ---     ----------     --------        -----

                                                                                     TOTAL
                                                    ACCUMULATED                  STOCKHOLDERS'
                                   COMPREHENSIVE       OTHER                        EQUITY
                                      INCOME       COMPREHENSIVE   ACCUMULATED   (NET CAPITAL
                                      (LOSS)           LOSS          DEFICIT      DEFICIENCY)
                                   -------------   -------------   -----------   -------------
Balance at December 31, 1997.....    $      --         $  --        $  (6,759)    $       (75)
Issuance of Series C preferred
 stock, at $5.54 per share in
 February and March 1998 for
 cash, net of $94 issuance
 costs...........................           --            --               --          11,906
Deferred stock compensation
 related to certain options
 granted to employees............           --            --               --              --
Amortization of deferred stock
 compensation....................           --            --               --           1,133
Issuance of common stock upon
 exercise of options.............           --            --               --              41
Repurchase of common stock.......           --            --               --              --
Payments of notes receivable from
 stockholders....................           --            --               --               1
Note receivable from
 stockholder.....................           --            --               --            (400)
Comprehensive income (loss)......           --            --               --              --
 Net loss........................      (11,343)           --          (11,343)        (11,343)
 Foreign currency translation
   adjustment....................          (37)          (37)              --             (37)
                                     ---------
Comprehensive loss...............    $ (11,380)           --               --              --
                                     =========         -----        ---------     -----------
Balance at December 31, 1998.....           --           (37)         (18,102)          1,226
Debentures converted into Series
 D preferred stock in connection
 with the Company's IPO..........           --            --               --           9,525
Issuance of Series E preferred
 stock, at $9.13 per share in
 June 1999 for cash, net of $10
 of issuance costs...............           --            --               --          19,979
Conversion of Series A, Series B,
 Series C, Series D and Series E
 preferred stock to common stock
 in connection with the Company's
 IPO.............................           --            --               --              --
Issuance of common stock in
 connection with the Company's
 IPO, net of issuance costs......           --            --               --          57,835
Issuance of common stock in
 private placement, net of
 issuance costs..................           --            --               --             619
Issuance of common stock in
 connection with license
 agreement.......................           --            --               --             400
Deferred stock compensation
 related to options granted to
 employees.......................           --            --               --              --
Amortization of deferred stock
 compensation....................           --            --               --           6,403
Issuance of common stock upon
 exercise of options.............           --            --               --             785
Issuance of common stock upon
 exercise of warrants............           --            --               --              86
Repurchase of unvested common
 stock...........................           --            --               --             (94)
Notes receivable from
 stockholder.....................           --            --               --               8
Comprehensive income (loss)......           --            --               --              --
 Net loss........................      (23,570)           --          (23,570)        (23,570)
 Foreign currency translation
   adjustment....................            4             4               --               4
                                     ---------
Comprehensive loss...............    $ (23,566)           --               --              --
                                     =========         -----        ---------     -----------

                            BROADBASE SOFTWARE, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                  (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                      CONVERTIBLE                                                            NOTES
                                    PREFERRED STOCK        COMMON STOCK       ADDITIONAL     DEFERRED      RECEIVABLE
                                  -------------------   -------------------    PAID-IN        STOCK           FROM
                                    SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION   STOCKHOLDERS
                                  ----------   ------   ----------   ------   ----------   ------------   ------------
Balance at December 31, 1999.....         --     --     36,100,174     36        124,278       (8,710)        (693)
Issuance of common stock in
 secondary offering, net of
 issuance costs..................         --     --      3,900,000      4        174,935           --           --
Issuance of common stock in
 connection with the acquisition
 of Rubric, Inc..................         --     --      5,984,196      6        362,947           --           --
Issuance of common stock in
 connection with the acquisition
 of Aperio, Inc..................         --     --        560,730      1         28,774           --           --
Issuance of common stock in
 connection with the acquisition
 of Panopticon, Inc..............         --     --      2,659,808      3         94,580           --           --
Deferred stock compensation
 related to the assumption of
 unvested stock options in
 connection with the acquisition
 of Panopticon, Inc..............         --     --             --     --          6,649       (6,649)          --
Issuance of common stock in
 connection with the acquisition
 of Decisionism, Inc.............         --     --        475,361     --         10,450           --           --
Issuance of common stock in
 connection with the acquisition
 of Servicesoft, Inc.............         --     --     29,314,554     29        629,389           --           --
Deferred stock compensation
 related to the assumption of
 unvested stock options in
 connection with the acquisition
 of Servicesoft, Inc.............         --     --             --     --         14,240      (14,240)          --
Issuance of common stock under
 employee stock purchase plan....         --     --        157,992     --          1,105           --           --
Deferred stock compensation
 related to options granted to
 employees.......................         --     --             --     --         34,584      (34,584)          --
Amortization of deferred stock
 compensation....................         --     --             --     --             --       21,284           --
Issuance of common stock upon
 exercise of options.............         --     --      1,848,026      2          1,928           --           --
Repurchase of unvested common
 stock...........................         --     --        (18,750)    --             (5)          --           --
Issuance of shares pursuant to a
 net exercise of warrants assumed
 in connection with the
 acquisition of Rubric, Inc......         --     --         14,754     --             --           --           --
Issuance of shares pursuant to a
 net exercise of warrants assumed
 in connection with the
 acquisition of Panopticon,
 Inc.............................         --     --         72,438     --             --           --           --
Compensation expense for
 severance arrangement...........         --     --             --     --            276           --           --
Notes receivable from
 stockholders....................         --     --             --     --             --           --         (450)
Payments of notes receivable from
 stockholders....................         --     --             --     --             --           --          707
Comprehensive income (loss)......         --     --             --     --             --           --           --
 Net loss........................         --     --             --     --             --           --           --
 Foreign currency translation
   adjustment....................         --     --             --     --             --           --           --
Comprehensive loss...............         --     --             --     --             --           --           --
                                  ----------     --     ----------    ---     ----------     --------        -----
Balance at December 31, 2000.....         --     $--    81,069,283    $81     $1,484,130     $(42,899)       $(436)
                                  ==========     ==     ==========    ===     ==========     ========        =====

                                                                                     TOTAL
                                                    ACCUMULATED                  STOCKHOLDERS'
                                   COMPREHENSIVE       OTHER                        EQUITY
                                      INCOME       COMPREHENSIVE   ACCUMULATED   (NET CAPITAL
                                      (LOSS)           LOSS          DEFICIT      DEFICIENCY)
                                   -------------   -------------   -----------   -------------
Balance at December 31, 1999.....           --           (33)         (41,672)         73,206
Issuance of common stock in
 secondary offering, net of
 issuance costs..................           --            --               --         174,939
Issuance of common stock in
 connection with the acquisition
 of Rubric, Inc..................           --            --               --         362,953
Issuance of common stock in
 connection with the acquisition
 of Aperio, Inc..................           --            --               --          28,775
Issuance of common stock in
 connection with the acquisition
 of Panopticon, Inc..............           --            --               --          94,583
Deferred stock compensation
 related to the assumption of
 unvested stock options in
 connection with the acquisition
 of Panopticon, Inc..............           --            --               --              --
Issuance of common stock in
 connection with the acquisition
 of Decisionism, Inc.............           --            --               --          10,450
Issuance of common stock in
 connection with the acquisition
 of Servicesoft, Inc.............           --            --               --         629,418
Deferred stock compensation
 related to the assumption of
 unvested stock options in
 connection with the acquisition
 of Servicesoft, Inc.............           --            --               --              --
Issuance of common stock under
 employee stock purchase plan....           --            --               --           1,105
Deferred stock compensation
 related to options granted to
 employees.......................           --            --               --              --
Amortization of deferred stock
 compensation....................           --            --               --          21,284
Issuance of common stock upon
 exercise of options.............           --            --               --           1,930
Repurchase of unvested common
 stock...........................           --            --               --              (5)
Issuance of shares pursuant to a
 net exercise of warrants assumed
 in connection with the
 acquisition of Rubric, Inc......           --            --               --              --
Issuance of shares pursuant to a
 net exercise of warrants assumed
 in connection with the
 acquisition of Panopticon,
 Inc.............................           --            --               --              --
Compensation expense for
 severance arrangement...........           --            --               --             276
Notes receivable from
 stockholders....................           --            --               --            (450)
Payments of notes receivable from
 stockholders....................           --            --               --             707
Comprehensive income (loss)......           --            --               --              --
 Net loss........................     (193,431)           --         (193,431)       (193,431)
 Foreign currency translation
   adjustment....................         (235)         (235)              --            (235)
                                     ---------
Comprehensive loss...............    $(193,666)           --               --              --
                                     =========         -----        ---------     -----------
Balance at December 31, 2000.....                      $(268)       $(235,103)    $ 1,205,505
                                                       =====        =========     ===========

        See accompanying notes to the consolidated financial statements.

                            BROADBASE SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

 1. SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

  The Company

     Broadbase Software, Inc. (the "Company" or "Broadbase") was incorporated on November 28, 1995 and develops and markets customer-focused analytic, marketing automation and e-service software applications that analyze customer data from multiple touch points, and use that information to execute targeted marketing campaigns, improve online merchandizing and content, deliver optimized Internet and traditional-based customer service, and personalize all customer interactions.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

  Revenue Recognition

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions" ("SOP 98-9"). The Company derives revenue from the sale of software licenses, post-contract support ("maintenance"), and other professional services. Maintenance includes telephone technical support, bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Professional services include training and basic post-implementation consulting, on a time and materials basis, to meet specific customer needs.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant company obligations with regard to installation or implementation of the software remain, the fee is fixed or determinable and collectibility is probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Revenue on arrangements with customers that are not the ultimate end users (primarily resellers) is recognized upon receipt of a reseller report of sale to the end user of the software and the Company's shipment of the licensed software. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. The Company's products do not require significant customization.

     Revenue related to maintenance is recognized on a straight-line basis over the period maintenance is provided and revenue allocable to professional services is recognized as the services are performed.

     In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-9. SOP 98-9 requires use of the "residual method" for recognition of revenue when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company adopted the provisions of SOP 98-9 as of January 1, 2000, which did not have a material effect on our financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. In October 2000, the SEC

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

issued a "Frequently Asked Questions" document on SAB 101 to provide further definitive guidance on the implementation of SAB 101. SAB 101 is effective for years beginning after December 15, 1999 and we were required to adopt SAB 101 in the quarter ended December 31, 2000 retroactive to the beginning of the year. SAB 101 did not have an effect on the Company's results of operations, financial position or cash flows.

  Concentrations of Credit Risk and Credit Evaluations

     Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company maintains its cash and cash equivalents principally in domestic financial institutions of high credit standing.

     The Company's short-term and long-term investments are placed with high credit quality financial institutions and issuers. In addition to continuous monitoring of the credit quality of issuers, the Company's investment policy limits its exposure on investments to any one issuer.

     The Company's accounts receivables are derived primarily from sales of software products and services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. During 1998 and 1999, a limited number of customers accounted for a substantial portion of the Company's revenues. One customer accounted for 18% and 11% of total revenue for the years ended December 31, 1998 and 1999, respectively. Another customer accounted for 10% of total revenue for the year ended December 31, 1998. No customers accounted for more than 10% of the Company's total revenue for the year ended December 31, 2000.

  Fair Value of Financial Instruments

     The amounts reported for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value because of the short maturity of these instruments. The estimated fair value of short-term and long-term investments is based on quoted market prices.

     The estimated fair value of long-term borrowings is based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. At December 31, 2000, the fair value of long-term borrowings approximated the carrying amount.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The following is a summary of cash and cash equivalents:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Cash in bank.............................................  $ 1,496    $ 3,352
Money market funds.......................................   75,146      2,215
Short-term taxable municipals............................       --      2,800
Demand notes.............................................       --     37,864
Commercial paper.........................................       --      4,955
                                                           -------    -------
                                                           $76,642    $51,186
                                                           =======    =======

  Investments

     The Company considers all investments with an original maturity greater than three months and less than one year to be short-term investments. All investments with remaining maturities greater than one year are

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

categorized as long-term investments. As of December 31, 2000, all short-term and long-term investments are classified as held-to-maturity as the Company has both the ability and intent to hold these securities to maturity; therefore, these securities are recorded on the accompanying balance sheets at amortized cost. Interest, dividends and realized gains and losses are included in interest income.

  Property and Equipment

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Equipment held under capital leases is amortized on a straight-line basis over the shorter of the lease term or the lives of the respective assets, generally three to five years.

     Property and equipment consist of the following:

                                                      DECEMBER 31,
                                                   ------------------
                                                    1999       2000
                                                   -------    -------
                                                     (IN THOUSANDS)
Computer hardware and software...................  $ 3,232    $19,627
Leasehold improvements...........................       --      2,773
Furniture, fixtures and equipment................    1,234      4,777
                                                   -------    -------
                                                     4,466     27,177
Less accumulated depreciation and amortization...   (1,598)    (9,447)
                                                   -------    -------
                                                   $ 2,868    $17,730
                                                   =======    =======

     As of December 31, 1999 and 2000, property and equipment include amounts held under capital leases of approximately $64,000 and $613,000, respectively, with related accumulated amortization of approximately $52,000 and $324,000, respectively.

  Goodwill and Intangible Assets

     Goodwill resulting from business combinations accounted for as a purchase is being amortized on a straight-line basis over five years. Intangible assets acquired through business combinations include core and developed technology, assembled workforces, customer bases, tradenames, patent applications and an OEM distribution contract. Intangible assets are being amortized on a straight-line basis over one to five years. The amortization of core and developed technology is separately presented as a component of cost of revenue on the Consolidated Statements of Operations, whereas the amortization of goodwill and other intangible assets is included as a separate component of operating expenses.

     The following table summarizes the Company's goodwill and intangible assets at December 31, 2000 (in thousands):

Goodwill.................................................  $1,090,270
Acquired intangibles.....................................      33,858
                                                           ----------
                                                            1,124,128
Less accumulated amortization............................     (79,841)
                                                           ----------
                                                           $1,044,287
                                                           ==========

  Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("FAS 121"), the Company identifies and records

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such impairments have been identified with respect to the Company's long-lived assets, which consist primarily of acquired intangible assets and goodwill, computer hardware and software, furniture, fixtures and equipment and leasehold improvements.

  Software Development Costs

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between the establishment of technological feasibility and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying Consolidated Statements of Operations.

  Stock-Based Compensation

     The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

  Advertising Expenses

     The Company expenses advertising costs in the period in which they are incurred. Advertising expenses for 1998, 1999 and 2000, were approximately $57,000, $187,000 and $1,551,000, respectively.

  Foreign Currency Translation

     Assets and liabilities of the Company's wholly-owned foreign subsidiaries are translated to the U.S. dollar from their local functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity (net capital deficiency). Foreign currency transaction gains and losses, which have not been material, are included in results of operations.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

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

                                                             YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                       1998           1999            2000
                                                    -----------    -----------    ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss..........................................   $(11,343)      $(23,570)      $(193,431)
                                                     ========       ========       =========
Basic and diluted shares:
  Weighted-average shares of common stock
     outstanding..................................      5,230         14,158          47,932
  Less weighted-average shares subject to
     repurchase...................................     (2,668)        (1,566)           (673)
                                                     --------       --------       ---------
  Weighted-average shares of common stock
     outstanding used in computing basic and
     diluted net loss per share...................      2,562         12,592          47,259
                                                     ========       ========       =========
  Basic and diluted net loss per share............   $  (4.43)      $  (1.87)      $   (4.09)
                                                     ========       ========       =========

     If the Company had reported net income, diluted net income per share would have included 1,278,889, 3,195,489 and 24,417,757 common equivalent shares related to outstanding options and warrants to purchase common stock not included above at December 31, 1998, 1999 and 2000, respectively. The common equivalent shares from options and warrants would be determined on a weighted-average basis using the treasury stock method.

  Segment Information

     The Company operates solely in one segment, the development and marketing of customer-focused analytic, marketing automation and e-service software applications. The Company's acquisitions during 2000 did not have an impact on its segment structure.

  Non-monetary Transactions

     During 2000, the Company entered into two contemporaneous transactions with third parties in which the Company and the third party purchased each other's software products. In both cases, license, maintenance and associated services revenue recognized by the Company in connection with these transactions was based on the fair value of the software and services received, which was determined using quotes from competing vendors offering similar software and services. Revenue from these two transactions was approximately 2% of total revenue for the year ended December 31, 2000. Both systems are in production use by the Company.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to adopt FAS 133 effective January 1, 2001. However, because the Company does not currently utilize derivative financial instruments, the Company does not believe the impact of FAS 133 will be material to our financial position, results of operations, or cash flows.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

  Stock Split

     In January 2000, the Company's Board of Directors approved a two-for-one stock split of the Company's outstanding common shares payable in the form of a dividend of one additional share of the Company's common stock for every share owned by stockholders. The stock split became effective on April 7, 2000. All prior period share and per share data have been adjusted retroactively to reflect this split.

 2. ACQUISITIONS

  Rubric, Inc.

     On February 1, 2000, the Company completed its acquisition of Rubric, Inc. ("Rubric"), a leading provider of e-marketing software applications. In connection with the acquisition, the Company issued approximately 6.0 million shares of its common stock in exchange for all outstanding shares of Rubric capital stock, and converted outstanding options and warrants to acquire Rubric capital stock into options and warrants to acquire approximately 1.2 million shares of the Company's common stock. Of the shares issued, approximately 600,000 shares of the Company's common stock are being held in escrow as collateral for indemnity obligations of Rubric and its shareholders.

     The Company recorded this transaction using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities have been included in the consolidated financial statements of the Company as of February 1, 2000 and the results of operations of Rubric have been included thereafter. The purchase price of Rubric was allocated based on fair value to the specific tangible and intangible assets acquired and liabilities assumed from Rubric pursuant to an independent valuation. The total purchase price for Rubric was $371.7 million, consisting of $301.7 million of Broadbase common stock, $61.3 million of options to purchase Broadbase common stock and $8.7 million of acquisition related costs consisting primarily of direct transactions costs and involuntary termination benefits. As a result, the Company recorded a charge to operations upon consummation of the transaction related to acquired in-process research and development of approximately $10.1 million. Also, the Company has incurred merger-related costs of $28.4 as of December 31, 2000, of which $1.0 million were included in the Company's 1999 results of operations. This amount included $2.0 million of payments to Rubric to fund its working capital requirements prior to the closing of the merger, $2.2 million of employee bonuses paid upon successful completion of the merger, $400,000 of costs to announce the merger, and $23.8 million of costs associated with combining the operations of the two companies, including $22.6 million for assumed customer integration costs, $400,000 for severance and related costs and $800,000 for write-off of redundant assets and other costs. In addition, the Company recorded approximately $361.8 million of intangible assets and goodwill on its balance sheet, which resulted in amortization expense of approximately $66.9 million for 2000. Accumulated amortization of intangible assets and goodwill, excluding the one-time write-off of acquired in-process research and development, totaled approximately $66.9 million at December 31, 2000. Goodwill and intangible assets are being amortized on a straight-line basis over two to five years.

  Aperio, Inc.

     On June 23, 2000, the Company completed its acquisition of Aperio, Inc. ("Aperio"), a provider of e-commerce marketing solutions. In connection with the acquisition, the Company issued approximately 561,000 shares of its common stock in exchange for all outstanding shares of Aperio capital stock, and converted outstanding options to acquire Aperio capital stock into options to acquire approximately 119,000 shares of the Company's common stock. Of the shares issued, approximately 56,000 shares of our common stock are being held in escrow for a period of one year as collateral for indemnity obligations of Aperio and its shareholders.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

     The Company recorded this acquisition using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities have been included in the consolidated financial statements of the Company as of June 23, 2000 and the results of operations of Aperio have been included thereafter. The total purchase price for Aperio was $30.1 million, consisting of $23.8 million of Broadbase common stock, $5.0 million of options to purchase Broadbase common stock, and $1.3 million of acquisition related costs consisting primarily of direct transaction expenses. The purchase price of Aperio was allocated to the fair value of specific tangible and intangible assets acquired and liabilities assumed from Aperio pursuant to an independent valuation. As a result of the transaction, the Company recorded approximately $28.8 million of intangible assets and goodwill on its balance sheet, which will result in amortization expense of approximately $2.9 million for 2000. Accumulated amortization of intangible assets and goodwill totaled approximately $2.9 million at December 31, 2000. Goodwill and intangible assets are being amortized on a straight-line basis over two to five years.

  Panopticon, Inc.

     On September 15, 2000, the Company completed its acquisition of Panopticon, Inc. ("Panopticon"), developers of a real-time recommendation engine that produces context-sensitive, personalized recommendations across web, wireless, e-mail and call center customer interaction points. In connection with this acquisition, the Company issued approximately 2.7 million shares of common stock in exchange for all outstanding shares of Panopticon capital stock, and converted outstanding options and warrants to acquire Panopticon capital stock into options and warrants to purchase approximately 535,000 shares of Broadbase common stock. Approximately 266,000 of the shares of Broadbase common stock are being held in escrow for a period of one year as collateral for indemnity obligations of Panopticon and its shareholders.

     The Company recorded this transaction using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities have been included in the consolidated financial statements of the Company as of September 15, 2000 and the results of operations of Panopticon have been included thereafter. The total purchase price for Panopticon was $102.1 million, consisting of $85.4 million of Broadbase common stock, $15.9 million of options and warrants to purchase Broadbase common stock and $800,000 of acquisition related costs. The purchase price of Panopticon was allocated to the fair value of the specific tangible and intangible assets acquired and liabilities assumed from Panopticon pursuant to an independent valuation. As a result the Company recorded a charge to operations upon consummation of the transaction related to acquired in-process research and development of approximately $2.8 million. Also, the Company has incurred merger-related costs of $2.4 million as of December 31, 2000. This amount included approximately $2.0 million of payments to Panopticon to fund its working capital requirements prior to the closing of the merger, $300,000 of employee bonuses paid upon successful completion of the merger, and approximately $100,000 of costs associated with combining the operations of the two companies. In addition, the Company recorded approximately $92.8 million of intangible assets and goodwill on its balance sheet, which will result in amortization expense of approximately $4.5 million for 2000. Accumulated amortization of intangible assets and goodwill, excluding the one-time write-off of acquired in-process research and development, totaled approximately $4.5 million at December 31, 2000. Goodwill and intangible assets are being amortized on a straight-line basis over three to five years.

  Decisionism, Inc.

     On December 15, 2000, the Company completed its acquisition of Decisionism, Inc. ("Decisionism"), a leading provider of analytic solutions for business-to-business digital marketplaces. In connection with the acquisition, the Company issued approximately 475,000 shares of its common stock in exchange for all outstanding shares of Decisionism capital stock. Of the shares issued, approximately 45,000 shares of the

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

Company's common stock are being held in escrow for a period of one year as collateral for indemnity obligations of Decisionism and its shareholders.

     The Company recorded this acquisition using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities have been included in the consolidated financial statements of the Company as of December 15, 2000 and the results of operations of Decisionism have been included thereafter. The total purchase price for Decisionism was $10.7 million, consisting of $10.5 million of Broadbase common stock and $200,000 of acquisition related costs consisting primarily of direct transaction expenses. The purchase price of Decisionism was allocated to the fair value of specific tangible and intangible assets acquired and liabilities assumed from Decisionism pursuant to an independent valuation. Also, the Company has incurred merger-related costs of $2.7 million as of December 31, 2000. These costs were comprised of $1.7 million of payments to Decisionism to fund its working capital requirements prior to the closing of the merger, $900,000 of employee bonuses paid upon successful completion of the merger, and $100,000 of costs in combining the operations of the two organizations. As a result of the transaction, the Company recorded approximately $10.7 million of intangible assets and goodwill on its balance sheet, which will result in amortization expense of approximately $196,000 for 2000. Accumulated amortization of intangible assets and goodwill totaled approximately $196,000 at December 31, 2000. Goodwill and intangible assets are being amortized on a straight-line basis over one to five years.

  Servicesoft, Inc.

     On December 18, 2000, the Company completed its acquisition of Servicesoft, Inc. ("Servicesoft"), a leading provider of e-service solutions. In connection with this acquisition, the Company issued approximately 29.3 million shares of Broadbase common stock in exchange for all outstanding shares of Servicesoft capital stock, and converted outstanding options and warrants to acquire Servicesoft capital stock into options and warrants to purchase approximately
6.4 million shares of Broadbase common stock. Of the shares issued, approximately 2.9 million shares of the Company's common stock are being held in escrow for a period of one year as collateral for indemnity obligations of Servicesoft and its shareholders.

     The Company recorded this transaction using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities have been included in the consolidated financial statements of the Company as of December 18, 2000 and the results of operations of Servicesoft have been included thereafter. The purchase price of Servicesoft was allocated to the fair value of the specific tangible and intangible assets acquired and liabilities assumed from Servicesoft pursuant to an independent valuation. The total purchase price for Servicesoft was $656.2 million, consisting of $546.8 million of Broadbase common stock, $96.8 million of options to purchase Broadbase common stock and $12.6 million of acquisition related costs consisting primarily of direct transactions costs and involuntary termination benefits. As a result, the Company recorded a charge to operations upon consummation of the transaction related to acquired in-process research and development of approximately $13.0 million. Also, the Company has incurred merger-related costs of $13.0 million as of December 31, 2000. This amount included $6.0 million of payments to Servicesoft to fund its working capital requirements prior to the closing of the merger, $3.8 million of employee bonuses paid upon successful completion of the merger, $400,000 of costs to announce the merger, and $2.8 million of costs associated with combining the operations of the two companies, including $1.3 million for severance and related costs and $1.5 million for write-off of redundant assets and other costs. In addition, the Company recorded approximately $630.0 million of intangible assets and goodwill on its balance sheet, which will result in amortization expense of approximately $5.3 million for 2000. Accumulated amortization of intangible assets and goodwill, excluding the one-time write-off of acquired in-process research and development, totaled approximately $5.3 million at December 31, 2000. Goodwill and intangible assets are being amortized on a straight-line basis over one to five years.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

  Pro Forma Information (Unaudited)

     The following unaudited pro forma summarized results of operations have been prepared assuming that the acquisitions of Rubric, Panopticon and Servicesoft had occurred at the beginning of the periods presented. The acquisitions included in the pro forma results are those acquisitions deemed significant by SEC guidelines. These results presented below are not necessarily indicative of results of operations that would have occurred had the acquisitions actually been consummated as of the beginning of 1999, nor are the results presented below necessarily indicative of results to be expected in future periods. The pro forma information excludes the impact of one-time charges for in-process research and development costs and merger related costs.

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                          1999          2000
                                                       ----------    ----------
                                                            (IN THOUSANDS,
                                                        EXCEPT PER SHARE DATA)
Net revenue..........................................  $  24,351     $  71,796
Net loss.............................................  $(302,435)    $(394,291)
Basic and diluted net loss per share.................  $   (5.98)    $   (8.34)

 3. INVESTMENTS

     The following table summarizes the Company's investments at December 31, 2000:

                                                     GROSS        GROSS      ESTIMATED
                                                   UNREALIZED   UNREALIZED     FAIR
                                      AMORTIZED     HOLDING      HOLDING      MARKET
                                        COST         GAINS        LOSSES       VALUE
                                      ---------    ----------   ----------   ---------
                                                       (IN THOUSANDS)
Short-term investments:
  Corporate bonds and commercial
     paper..........................  $ 76,632        $331         $ --      $ 76,963
  U.S. Government agencies..........     7,158          21           --         7,179
  Municipal notes and bonds.........    17,244           5           --        17,249
                                      --------        ----         ----      --------
                                      $101,034        $357         $ --      $101,391
                                      ========        ====         ====      ========
Long-term investments:
  Corporate bonds and commercial
     paper..........................  $  7,547        $ 46         $ --      $  7,593
  U.S. Government agencies..........     7,993          54           --         8,047
                                      --------        ----         ----      --------
                                      $ 15,540        $100         $ --      $ 15,640
                                      ========        ====         ====      ========

     The following table summarizes the Company's debt securities at December 31, 2000:

                                                                      ESTIMATED
                                                                        FAIR
                                                         AMORTIZED     MARKET
                                                           COST         VALUE
                                                         ---------    ---------
                                                             (IN THOUSANDS)
Due in one year or less................................  $101,034     $101,391
Due after one year through two years...................    15,540       15,640
                                                         --------     --------
                                                         $116,574     $117,031
                                                         ========     ========

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

 4. BANK LINE OF CREDIT AND NOTES PAYABLE

     Notes payable and line of credit borrowings consist of the following:

                                                               DECEMBER 31,
                                                              --------------
                                                               1999     2000
                                                              ------    ----
                                                              (IN THOUSANDS)
Notes payable...............................................  $  415    $--
Bank line of credit.........................................     667     --
                                                              ------    ---
                                                               1,082     --
Debt assumed through acquisitions:
  Canada Israel Industrial Research and Development
     Foundation.............................................      --     78
                                                              ------    ---
                                                               1,082     78
Less current portion........................................    (749)    --
                                                              ------    ---
Noncurrent portion..........................................  $  333    $78
                                                              ======    ===

     During 1996 and 1997, the Company secured financing under the terms of $300,000 and $1,000,000 three-year notes payable, respectively, at interest rates of 15% and 14%, respectively. The full principal amount of notes payable outstanding was paid during 2000.

     In connection with the issuance of the notes, the Company issued warrants to purchase 12,537 and 24,227 shares of Series A and Series B preferred stock at prices of $1.67 and $2.68 per share, respectively. At the date of grant, the value ascribed to these warrants was immaterial for financial statement purposes. In November 1999, the warrants were exercised in full.

     In July 1998, the Company entered into a loan and security agreement with a financial institution. The agreement provided for an accounts receivable line of credit not to exceed $2,000,000 and an equipment line of credit not to exceed $1,000,000. Borrowings under the accounts receivable line of credit bear interest at the institution's prime lending rate, and any borrowings under the equipment line of credit bear interest at the institution's prime lending rate plus 0.5%. As of December 31, 1999, the $2,000,000 line of credit had expired, and $1,000,000, the full amount available, had been borrowed under the equipment line of credit of which $333,000 had been repaid during 1999. During 2000, the Company repaid the remaining balance and subsequently cancelled the $1,000,000 equipment line of credit.

     As part of the acquisition of Servicesoft, the Company assumed a liability of approximately $78,000 that represented a loan arrangement between Balisoft Technologies Inc., a former subsidiary of Servicesoft, and the Canada Israel Industrial Research and Development Foundation. The remaining balance due will be paid in equal tranches on June 30, 2001 and December 31, 2001.

 5. COMMITMENTS

  Leases

     On December 23, 1999 the Company entered into a seven year noncancelable operating lease agreement commencing May 1, 2000 for a new corporate headquarters. In accordance with the terms of this agreement, the Company has put $580,000 into a restricted cash account as a security deposit.

     On August 11, 2000 the Company entered into a ten-year noncancelable operating lease agreement commencing January 1, 2001 for additional office space near its corporate headquarters. In accordance with the terms of this agreement, the security deposit consisted of a $460,000 cash payment and a $1,840,000 letter of credit executed by the Company. In accordance with the terms of the letter of credit, the Company has categorized $1,840,000 of its investments as restricted cash.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

     The gross rental payments under all operating leases were approximately $230,000, $1,014,000 and $3,051,000 for the years ended December 31, 1998, 1999, and 2000, respectively. Rental expense, net of reimbursements from sublessees, was approximately $73,000, $679,000 and $2,484,000 in 1998, 1999 and 2000,
respectively.

     As of December 31, 2000, minimum lease payments under all noncancelable lease agreements, including those assumed as a result of acquisition activity, were as follows:

                                                  CAPITAL LEASES    OPERATING LEASES
                                                  --------------    ----------------
                                                            (IN THOUSANDS)
Years ending December 31,
  2001..........................................      $  620            $ 5,926
  2002..........................................         418              5,562
  2003..........................................          59              5,217
  2004..........................................          38              5,359
  2005..........................................           4              4,838
  Thereafter....................................          --             17,339
                                                      ------            -------
Total minimum lease payments....................       1,139            $44,241
                                                                        =======
Less amount representing interest...............        (168)
                                                      ------
Present value of capital lease obligations......         971
Less current portion............................        (346)
                                                      ------
Long-term portion of capital lease
  obligations...................................      $  625
                                                      ======

 6. STOCKHOLDERS' EQUITY

  Initial Public Offering

     On September 21, 1999, the Company consummated its initial public offering of common stock, in which it sold 8,000,000 shares of its common stock at a price of $7.00 per share. Offering proceeds to Broadbase, net of approximately $3.9 million in aggregate underwriters discounts and commissions and $2.1 million in related offering expenses, were approximately $50.0 million. Upon closing of the initial public offering, all convertible debentures were converted into shares of Series D convertible preferred stock and each outstanding share of the Company's Series A, Series B, Series C, Series D, and Series E convertible preferred stock was converted into two shares of common stock, resulting in the issuance of 19,953,764 shares of common stock. In October 1999, an additional 1,200,000 shares of common stock were sold by the Company at a price of $7.00 per share pursuant to the exercise of the underwriters' overallotment option, generating additional net proceeds to the Company of approximately $7.8 million.

  Subsequent Stock Offering

     On February 18, 2000, the Company completed a public offering of 6,900,000 shares of its common stock of which 3,900,000 shares were sold by the Company and 3,000,000 were sold by its stockholders at a price of $47.50 per share. Offering proceeds to the Company, net of aggregate underwriters discounts and commissions and related offering expenses, were approximately $174.9 million.

  Shares Subject to Repurchase

     Shares subject to repurchase by the Company pursuant to the exercise of stock options totaled 1,620,972, 859,768 and 415,989 at December 31, 1998, 1999,
and 2000, respectively.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

  1999 Equity Incentive Plan

     On July 2, 1999, the Board of Directors approved the adoption of the Company's 1999 Equity Incentive Plan (the "1999 Incentive Plan") under which a total of 7,000,000 shares of common stock were initially reserved for issuance. On December 14, 2000, the shareholders approved an additional 4,000,000 shares of common stock to be reserved for issuance. Commencing on January 1, 2000, annual increases equal to 5% of the outstanding shares on the preceding December 31 have been approved. The number of shares authorized for issuance under the 1999 Incentive Plan was increased to include shares reserved under the Company's 1996 Equity Incentive Plan that had not been issued and were not subject to outstanding options as of the date of termination of the 1996 Equity Incentive Plan upon completion of the Company's initial public offering, and shares subject to options which had become unexercisable. The types of awards that may be made under the 1999 Incentive Plan are options to purchase shares of common stock, restricted stock and stock bonuses. The exercise price for incentive stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant (85% for nonstatutory options). In the event of a change in control of the Company, an option or award under the 1999 Incentive Plan may be assumed or substituted by the successor corporation. The Company's compensation committee may also accelerate the vesting of awards upon a change of control transaction.

  2000 Stock Incentive Plan

     On May 3, 2000, the Board of Directors approved the adoption of the Company's 2000 Stock Incentive Plan (the "2000 Incentive Plan"). A total of 3,000,000 shares of common stock were initially reserved for issuance under the 2000 Incentive Plan. The types of awards that may be made under the 2000 Incentive Plan are options to purchase shares of common stock and restricted stock. Only nonstatutory options may be granted under this plan. The exercise price for options under this plan may not be less than the par value of the Company's common stock on the date of grant. In the event of a change in control of the Company, an option or award under the 2000 Incentive Plan may be assumed or substituted by the successor corporation. The Company's compensation committee may also accelerate the vesting of awards upon a change of control transaction.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

     A summary of activity under stock option plans is as follows:

                                                                     OPTIONS OUTSTANDING
                                                              ----------------------------------
                                                                                    WEIGHTED-
                                          SHARES AVAILABLE                           AVERAGE
                                             FOR GRANT        NUMBER OF SHARES    EXERCISE PRICE
                                          ----------------    ----------------    --------------
Balance at December 31, 1997............      2,389,050           1,250,300           $ 0.12
  Authorized............................      2,000,000                  --               --
  Granted...............................     (2,508,220)          2,508,220             0.24
  Exercised.............................             --            (587,778)            0.17
  Canceled..............................        686,492            (686,492)            0.22
  Repurchased...........................        158,828                  --             0.02
                                            -----------          ----------           ------
Balance at December 31, 1998............      2,726,150           2,484,250             0.20
  Authorized............................      8,000,000                  --               --
  Granted...............................     (6,794,530)          6,794,530             4.87
  Exercised.............................             --          (1,582,740)            0.83
  Canceled..............................      1,305,062          (1,305,062)            0.40
  Repurchased...........................        292,708                  --             0.04
                                            -----------          ----------           ------
Balance at December 31, 1999............      5,529,390           6,390,978             5.06
  Authorized............................     10,005,008                  --               --
  Plans assumed related to
     acquisitions.......................      7,920,614                  --               --
  Options converted related to
     acquisitions.......................     (7,920,614)          7,920,614             3.87
  Granted...............................    (14,966,973)         14,966,973            23.24
  Exercised.............................             --          (1,848,026)            1.08
  Canceled..............................      2,811,091          (2,811,091)           22.58
  Canceled under assumed plans..........             --            (346,814)            5.68
  Repurchased...........................         18,750                  --             0.28
                                            -----------          ----------           ------
Balance at December 31, 2000............      3,397,266          24,272,634           $13.90
                                            ===========          ==========           ======

     The following table summarizes information about options outstanding at December 31, 2000 (shares in thousands):

                                     OPTIONS OUTSTANDING
                          -----------------------------------------       OPTIONS EXERCISABLE
                                              WEIGHTED                ---------------------------
                                               AVERAGE     WEIGHTED                      WEIGHTED
                               NUMBER         REMAINING    AVERAGE         NUMBER        AVERAGE
                            OUTSTANDING      CONTRACTUAL   EXERCISE     EXERCISABLE      EXERCISE
RANGE OF EXERCISE PRICE   AS OF 12/31/2000      LIFE        PRICE     AS OF 12/31/2000    PRICE
-----------------------   ----------------   -----------   --------   ----------------   --------
    $ 0.02 - $ 0.43             3,689           7.80        $ 0.27         1,755          $ 0.27
    $ 0.57 - $ 2.85             4,850           8.97          1.10         1,128            1.05
    $ 4.66 - $13.47             6,891           9.52          9.06           577           11.77
    $14.52 - $27.00             4,449           9.30         19.01           712           19.83
    $28.75 - $41.69             2,346           9.02         39.93           525           40.52
    $44.13 - $47.00             2,048           9.09         44.18           454           44.24
                               ------           ----        ------         -----          ------
                               24,273           9.02        $13.90         5,151          $12.42
                               ======           ====        ======         =====          ======

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

  1999 Employee Stock Purchase Plan

     On July 2, 1999, the Board of Directors approved the adoption of the Company's 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"). A total of 1,000,000 shares of common stock were reserved for issuance under the 1999 Purchase Plan. On December 14, 2000, the shareholders approved an additional 1,000,000 shares of common stock to be reserved for issuance. Commencing on January 1, 2000, annual increases equal to 1% of the Company's outstanding common shares on the preceding December 31. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 10% of their cash compensation, subject to certain maximum purchase limitations. Each offering period will have a maximum duration of 24 months and will consist of four six-month purchase periods. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the last day of each respective purchase period. This initial offering period began on September 22, 1999. During 2000, 157,992 shares were issued under the 1999 Purchase Plan. At December 31, 2000, 2,203,008 shares were available for issuance under the 1999 Purchase Plan.

  Stock Based Compensation

     Pro forma information regarding net income and earnings per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the 1999 Purchase Plan, collectively called "options") granted subsequent to June 30, 1995 under the fair value method of that statement. The fair value of options granted during 1998 reported below has been estimated at the date of grant using the minimum value method option pricing model. The fair value of options granted in 1999 and 2000, reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                         EMPLOYEE STOCK
                                                       EMPLOYEE             PURCHASE
                                                    STOCK OPTIONS         PLAN SHARES
                                                 --------------------    --------------
                                                 1998    1999    2000    1999     2000
                                                 ----    ----    ----    -----    -----
Expected life (in years).......................    4        4       5    1.75      0.5
Risk-free interest rate........................  6.0%     6.0%    6.3%    6.0%     6.3%
Volatility.....................................  N/A     0.60    1.61    0.60     1.61
Dividend yield.................................    0%       0%      0%      0%       0%

     The following table summarizes information about weighted average fair values and weighted average exercise prices of options granted in the years ended December 31, 1998 and 1999.

                                        1998                    1999                    2000
                                ---------------------   ---------------------   ---------------------
                                             WEIGHTED                WEIGHTED                WEIGHTED
                                 WEIGHTED    AVERAGE     WEIGHTED    AVERAGE     WEIGHTED    AVERAGE
                                 AVERAGE     EXERCISE    AVERAGE     EXERCISE    AVERAGE     EXERCISE
                                FAIR VALUE    PRICE     FAIR VALUE    PRICE     FAIR VALUE    PRICE
                                ----------   --------   ----------   --------   ----------   --------
Exercise price equals fair
  value.......................    $0.05       $0.13       $8.17       $15.86      $21.36      $27.48
Deemed fair value exceeds
  exercise price..............    $1.43       $0.29       $3.49       $ 0.82      $20.98      $ 9.33

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                       1998          1999          2000
                                                    ----------    ----------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net loss................................   $(11,702)     $(54,405)     $(272,740)
                                                     ========      ========      =========
Pro forma basic and diluted net loss per share....   $  (4.57)     $  (4.32)     $   (5.77)
                                                     ========      ========      =========

     Pro forma net loss represents the difference between compensation expense recognized under APB Opinion No. 25 and the related expense using the fair value method of FAS 123 taking into account any additional tax effects of applying FAS
123. The effects on pro forma disclosures of applying FAS 123 for all years presented are not likely to be representative of the effects on pro forma disclosures of future years.

     In connection with the grant of certain options to employees during the years ended December 31, 1998, 1999 and 2000, the Company recorded deferred stock compensation of approximately $3,471,000, $12,775,000 and $34,584,000, respectively, based on the difference between the exercise prices of those options at their respective grant dates and the deemed fair value for accounting purposes of the shares of common stock subject to such options. Such amounts are included as a reduction of stockholders' equity and are being amortized on a graded vesting method. The compensation expense of approximately $1,133,000, $6,403,000 and $19,991,000 during 1998, 1999 and 2000, respectively, relate to options awarded to employees in all operating expense categories.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies certain elements of APB Opinion No. 25, including: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that have occurred after either December 15, 1998 or January 12, 2000. The adoption of this interpretation required us to record $20.9 million in deferred stock compensation in connection with the Panopticon and Servicesoft acquisitions equivalent to the intrinsic value of options to purchase our common stock, subject to post-acquisition vesting, exchanged for options to purchase these companies common stock. Prior to the adoption of FIN 44, the full fair value of options to purchase our common stock, vested and unvested at the time of acquisition, exchanged for options to purchase target company stock, was allocated to the fair value of tangible and intangible assets (including goodwill) acquired. The amortization of this deferred stock compensation resulted in amortization of $1.3 million during 2000, and will result in further amortization of $11.8 million, $5.4 million and $2.4 million during 2001, 2002 and 2003, respectively.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

  Warrants

     In connection with the acquisitions of Rubric, Panopticon and Servicesoft, the Company converted warrants to acquire these companies capital stock into warrants to purchase approximately 250,000 shares of Broadbase common stock. The value of the warrants converted, which was recorded as a component of the respective companies purchase price and additional paid-in capital in connection with these acquisitions, was approximately $7.8 million. Warrants outstanding at December 31, 2000 are as follows:

 WARRANTS     EXERCISE   EXPIRATION
OUTSTANDING    PRICE       DATES
-----------   --------   ----------
    2,432      $0.11       8/15/04
    3,793       0.13        1/1/03
    6,950       0.29       8/30/03
   13,900       1.95       4/12/05
    5,486       2.16        6/2/05
   25,904       2.85      12/17/04
      234       5.11        1/1/03
   86,424       9.72      10/16/10
  -------
  145,123
  =======

     All of the above warrants were exercisable at December 31, 2000.

  Shares Reserved for Future Issuance

     At December 31, 1999 and 2000, the Company has reserved common shares for issuance as follows:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          2000
                                                      ----------    ----------
Stock options:
  Outstanding.......................................   6,390,978    24,272,634
  Available for grant...............................   5,529,390     3,397,266
  Employee Stock Purchase Plan......................   1,000,000     2,203,008
  Warrants..........................................          --       145,123
                                                      ----------    ----------
                                                      12,920,368    30,018,031
                                                      ==========    ==========

 7. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan which stipulates that all full-time employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to 20% of their salary on a pre-tax basis. The Company has the option to provide matching contributions but has not done so to date.

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

 8. INCOME TAXES

     The Company's income tax provision (benefit) differs from the income tax provision (benefit) determined by applying the U.S. federal statutory rate to the net loss as follows:

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                1998       1999        2000
                                               -------    -------    --------
                                                       (IN THOUSANDS)
Tax provision (benefit) at U.S. statutory
  rate.......................................  $(3,857)   $(8,143)   $(65,767)
Amortization of deferred stock
  compensation...............................       --      2,177       7,241
Nondeductible amortization...................       --         --      35,944
Valuation allowance for deferred tax
  assets.....................................    3,857      5,966      22,582
                                               -------    -------    --------
Tax provision (benefit)......................  $    --    $    --    $     --
                                               =======    =======    ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                            1999          2000
                                                         ----------    ----------
                                                              (IN THOUSANDS)
Deferred tax assets:
Net operating loss carryforwards.......................   $ 10,700      $ 64,600
Stock options assumed in acquisitions..................         --        21,600
Tax credit carryforwards...............................        700         1,500
Amortization of deferred stock compensation............         --         7,200
Deferred revenue.......................................        900         4,600
Capitalized research and development...................        300            --
Other accruals and reserves not deductible for tax
  purposes.............................................        600         3,200
                                                          --------      --------
Total gross deferred tax assets........................     13,200       102,700
Less valuation allowance...............................    (13,200)      (91,200)
                                                          --------      --------
Total deferred tax assets..............................         --        11,500
Deferred tax liabilities:
Acquisition-related intangibles........................         --       (11,500)
                                                          --------      --------
Net deferred tax assets................................   $     --      $     --
                                                          ========      ========

     Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of December 31, 1999 and 2000 has been established to reflect these uncertainties. The valuation allowance increased by approximately $3.6 million, $6.7 million and $78.0 million during the years ended December 31, 1998, 1999 and 2000, respectively. Approximately $58.4 million of the valuation allowance at December 31, 2000 is attributable to deferred tax assets that if realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense.

     Approximately $4.6 million of the valuation allowance at December 31, 2000 is attributable to stock option deductions, the benefit of which, will be credited to additional paid-in capital if realized.

     As of December 31, 2000, the Company had federal, state and foreign net operating loss carryforwards of approximately $167.2 million, $98.6 million, and $5.1 million, respectively. The Company also had federal and

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

state research and development tax credit carryforwards of approximately $1.4 million and $1.0 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2004, if not utilized.

     Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

 9. RELATED PARTY TRANSACTIONS

     In April 2000, the Company provided loans in the amount of $250,000 and $200,000 to officers, who are also stockholders, in exchange for nonrecourse promissory notes which are secured by a security interest in the underlying common stock. The loans, which bear interest annually at 7%, are due on or before December 31, 2001 or upon the sale of any common stock of the Company acquired through the exercise of options granted by the Company.

10. SEGMENT INFORMATION

     The Company operates in a single segment and has no organizational structure dictated by product lines, geography or customer type. The following table presents revenue and long-lived assets, excluding goodwill and other intangible assets, information by geographic area as of and for the years ended December 31, 1998, 1999 and 2000:

                                            TOTAL REVENUE              LONG-LIVED ASSETS
                                      --------------------------   -------------------------
                                       1998     1999      2000      1998     1999     2000
                                      ------   -------   -------   ------   ------   -------
                                                          (IN THOUSANDS)
North America.......................  $3,264   $ 8,457   $39,801   $1,610   $3,015   $17,299
Europe..............................      --         5     4,560       --        2       471
Asia Pacific........................     175     1,980     3,893       --       --         8
                                      ------   -------   -------   ------   ------   -------
                                      $3,439   $10,442   $48,254   $1,610   $3,017   $17,778
                                      ======   =======   =======   ======   ======   =======

11. SUMMARIZED QUARTERLY DATA (UNAUDITED)

     The following tables set forth certain consolidated statement of operations data for each of the eight quarters beginning with the quarter ended March 31, 1999 through the quarter ended December 31, 2000. This quarterly information is unaudited, but has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented.

                                                         THREE MONTHS ENDED
                             --------------------------------------------------------------------------
                             MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                               1999        1999         1999            1999         2000        2000
                             ---------   --------   -------------   ------------   ---------   --------
                                                           (IN THOUSANDS)
STATEMENT OF OPERATIONS
  DATA:
Net revenue................   $ 1,486    $ 2,053       $ 2,764        $ 4,139      $  6,301    $ 10,393
Gross margin...............       835      1,344         1,532          2,684         3,611       5,376
Loss from operations.......    (4,428)    (6,092)       (6,591)        (7,024)      (39,504)    (34,130)
Net loss...................   $(4,575)   $(6,312)      $(6,629)       $(6,054)     $(37,458)   $(30,666)
Basic and diluted net loss
  per share................   $ (1.29)   $ (1.54)      $ (0.85)       $ (0.35)     $  (0.92)   $  (0.67)
Weighted-average shares
  used in computing basic
  and diluted net loss per
  share....................     3,554      4,101         7,808         17,446        40,532      45,603

                                  THREE MONTHS ENDED
                             ----------------------------
                             SEPTEMBER 30,   DECEMBER 31,
                                 2000            2000
                             -------------   ------------
                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS
  DATA:
Net revenue................    $ 14,320        $ 17,240
Gross margin...............       8,377           8,758
Loss from operations.......     (41,062)        (91,287)
Net loss...................    $(37,370)       $(87,937)
Basic and diluted net loss
  per share................    $  (0.78)       $  (1.59)
Weighted-average shares
  used in computing basic
  and diluted net loss per
  share....................      48,001          55,405

                            BROADBASE SOFTWARE, INC.

                               DECEMBER 31, 2000

12. SUBSEQUENT EVENTS (UNAUDITED)

  FASB Exposure Draft on Business Combinations and Intangible Assets -- Accounting for Goodwill

     On February 14, 2001, the FASB issued a limited revision of its September 7, 1999 Exposure Draft, "Business Combinations and Intangible Assets", that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology different from the original proposal, when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. The FASB expects to release the final statement in June 2001. The provisions of the proposed statement are to be applied at the beginning of the first fiscal quarter following its issuance for all entities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows the name, age and position of each of our executive officers and directors as of March 1, 2001:

            NAME              AGE                    PRINCIPAL OCCUPATION
            ----              ---                    --------------------
Chuck Bay...................  43    Chairman of the Board, Chief Executive Officer and
                                    President
Rusty Thomas................  40    Executive Vice President and Chief Financial Officer
Fabio Angelillis............  40    Executive Vice President, Engineering
Thomas Doyle................  50    Chief Operating Officer and Executive Vice President
                                    of Sales
Brian Kelly.................  35    Executive Vice President of Products
Chris Maeda.................  34    Executive Vice President and Chief Technology Officer
David Milam.................  45    Executive Vice President, Marketing
Greg Martin.................  36    Senior Vice President, Consulting and Customer
                                    Advocacy
Eric Willgohs...............  35    General Counsel, Vice President Legal and Secretary
Robert Davoli...............  52    Director
Kevin Harvey................  36    Director
Massood Zarrabian...........  52    Director and President E-Services Division of
                                    Broadbase

     CHUCK BAY joined Broadbase in January 1998 and currently serves as Chairman of the Board, Chief Executive Officer and President of Broadbase. Mr. Bay previously served as our Chief Financial Officer, General Counsel and Executive Vice President of Operations. From July 1997 to January 1998, he served as Chief Financial Officer and General Counsel for Reasoning, Inc., a software company. From January 1995 to August 1997, he served as Chief Financial Officer and General Counsel, for Pure Atria Software, Inc., a software company. Mr. Bay holds a B.S. degree in business administration from Illinois State University and a J.D. degree from the University of Illinois.

     RUSTY THOMAS has served as Executive Vice President and Chief Financial Officer since joining Broadbase in January 2000. From June 1982 to July 1995 and from April 1998 to January 2000, Mr. Thomas held various positions in the high technology practice of KPMG LLP, including 8 years as a partner in the Silicon Valley office and most recently as an Industry Leader for Electronics and Software segments. From July 1995 to April 1998, he served as a Vice President in the finance department of Rubbermaid Inc., a consumer products company. Mr. Thomas holds a B.S. degree in business administration from Creighton University.

     FABIO ANGELILLIS has served as Executive Vice President, Engineering since joining Broadbase in September 2000. From October 1990 to September 2000, Mr. Angelillis held various management positions, including Vice President of Research and Development and Operations, at Cadence Design Systems, Inc. a provider of electronic design automation software. From January 1998 to October 1990, he served as Engineering Manager at Teradyne, Inc., a manufacturer of automatic test equipment and related software for the electronics and communications industries. From May 1985 to January 1988, he served as Software Engineer at Hewlett-Packard Company, a provider of computing and imaging solutions and services. Mr. Angelillis holds a B.S. degree in computer engineering from the University of Florida.

     THOMAS DOYLE joined Broadbase in April 1999 in the capacity of Executive Vice President of Sales and currently serves as Chief Operating Officer and Executive Vice President of Sales. From October 1996 to April 1999, Mr. Doyle served as Senior Vice President of Worldwide Sales at Reasoning, Inc. From May 1984
to September 1996, he held various sales and sales management positions at Tandem Computers Incorporated, a provider of computer systems and client/server solutions. Mr. Doyle holds a B.S. degree in finance from the University of Missouri.

     BRIAN KELLY joined Broadbase in December 1998 and currently serves as Executive Vice President of Products. Mr. Kelly previously served as our Executive Vice President of Applications and Engineering. From June 1998 to December 1998, he served as Director of Product Strategy, Analytic Applications at PeopleSoft, Inc., a provider of enterprise software and services. From June 1996 to June 1998, he served as Vice President of Product Strategy at Intrepid Systems, Inc., a software company. From December 1992 to June 1996, he served as President of Kelly Information Systems, a software company. Mr. Kelly holds a B.S. degree in computer science from the University of Cincinnati.

     CHRIS MAEDA joined Broadbase in February 2000 and currently serves as Executive Vice President and Chief Technology Officer. From March 1997 until its acquisition by Broadbase in February 2000, Dr. Maeda served as Chief Technology Officer of Rubric, Inc., a provider of e-marketing software applications, which he co-founded. From May 1995 to February 1997, he held various positions at the Xerox Palo Alto Research Center. Dr. Maeda holds a B.S. degree in computer science from the Massachusetts Institute of Technology, and M.S. and Ph.D. degrees in computer science from Carnegie Mellon University.

     DAVID MILAM has served as Executive Vice President, Marketing since joining Broadbase in April 2000. From 1995 to April 2000, he served as Vice President, Full Custom IC Design Services, Vice President of Product Marketing, and Vice President Methodology Services Marketing of Cadence Design Systems, Inc. From 1989 to 1995, he served as Director Product Marketing and European Marketing Director at Structural Dynamics Research Corporation, a provider of software solutions for collaborative product development. From 1984 to 1989, he served as Director of Market Development and Director of Distribution Programs of Cimlic Corporation, a design and document automation software company. Mr. Milam holds a B.S. degree in Financial Management and Quantitative Systems and an M.B.A. degree, both from California State University at Long Beach.

     GREG MARTIN has served as Senior Vice President, Consulting and Customer Advocacy since joining Broadbase in January 2000. From December 1988 to January 2000, Mr. Martin held various positions in the high technology practice of KPMG LLP, including partner and Industry Leader for Customer Relationship and eBusiness Solution Integration. Mr. Martin holds a B.S. degree in chemistry from the State University of New York.

     ERIC WILLGOHS joined Broadbase in July 1999 and currently serves as General Counsel, Vice President Legal and Secretary. From September 1997 to July 1999, Mr. Willgohs held various positions with Reasoning, Inc., most recently as General Counsel. From July 1993 to July 1997, Mr. Willgohs held various positions with Pure Atria Software, Inc., most recently as Associate General Counsel. Mr. Willgohs holds a B.S. degree in electrical engineering from Vanderbilt University and a J.D. degree from Stanford University.

     ROBERT DAVOLI has served as a member of our board of directors since December 2000. From March 1998 until its acquisition by Broadbase in December 2000, he was a director of Servicesoft. Since January 1995, Mr. Davoli has also been a Managing Director of Sigma Partners, a venture capital firm. He is also a director of Vignette Corporation, Versata, Inc., ISS Group, Inc., Storage Networks and several privately held companies. Mr. Davoli holds a B.A. degree in History from Ricker College.

     KEVIN HARVEY has served as a member of our board of directors since January 1996. Mr. Harvey has been a managing member of Benchmark Capital, a venture capital firm, since it was founded in January 1995. Mr. Harvey is also a director of Red Hat Software, a developer and provider of open source software and services, Ashford.com, an Internet retailer, Critical Path, an e-mail hosting services company and several privately held companies. Mr. Harvey holds a B.S. degree in electrical engineering from Rice University.

     MASSOOD ZARRABIAN has served as a member of our board of directors, and as an employee of Broadbase in the position of President, E-Service Division, since joining us in December 2000. From July 1999 until its acquisition by Broadbase in December 2000, he held various positions with Servicesoft, a customer relationship management software company, including most recently as Chief Executive Officer, President and a director. From January 1999 to July 1999, he served as Vice President of Product Operations, and from October 1998 to January 1999 as Vice President of Product Development, at Lewtan Technologies, Inc., a software company specializing in securitized transactions. From July 1997 to October 1998, held various positions with Cayenne Software, Inc., a case tools company, including most recently as Executive Vice President and Chief Operating Officer. From February 1994 to July 1996, he held the positions of Vice President, Research and Development and Vice President, Product Operations at Cayenne's predecessor company, Bachman Information Systems. Mr. Zarrabian holds a B.S. degree in civil engineering from the Massachusetts Institute of Technology.

COMPLIANCE UNDER SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The information required by this item is hereby incorporated by reference into this report from the Proxy Statement for the 2001 Annual Meeting of Stockholders or a Form 10-K/A. We intend to file either the Proxy Statement or a Form 10-K/A on or before April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The following table provides compensation awarded to, earned by or paid for services rendered to Broadbase in all capacities during 1998, 1999 and 2000 by our Chief Executive Officer and our four other most highly compensated executive officers who earned at least $100,000 in 2000 and who were serving as executive officers at the end of 2000. All share figures have been adjusted to reflect the two-for-one split of our common stock that was distributed as a stock dividend to our stockholders on April 7, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
                                                                                      ------------
                                                                ANNUAL COMPENSATION    SECURITIES
                                                                -------------------    UNDERLYING
              NAME AND PRINCIPAL POSITION                YEAR    SALARY     BONUS       OPTIONS
              ---------------------------                ----   --------   --------   ------------
Chuck Bay..............................................  2000   $205,000   $ 60,000     900,500
  Chairman of the Board, Chief                           1999    150,000     60,000     400,000
  Executive Officer and President                        1998    143,269     40,000     518,000
Thomas Doyle...........................................  2000    225,000    768,649     400,500
  Chief Operating Officer and Executive                  1999    225,000    500,000     480,000
  Vice President of Sales                                1998         --         --          --
Eric Willgohs..........................................  2000    120,000    130,000      20,500
  General Counsel, Executive Vice                        1999     47,308         --     120,000
  President Legal and Secretary                          1998         --         --          --
Greg Martin............................................  2000    199,231     30,000     325,500
  Senior Vice President, Consulting and                  1999         --         --          --
  Customer Advocacy                                      1998         --         --          --
Rusty Thomas...........................................  2000    199,231     25,000     500,500
  Executive Vice President and                           1999         --         --          --
  Chief Financial Officer                                1998         --         --          --

OPTION GRANTS IN 2000

     The following table provides information regarding each stock option grant during 2000 to the executive officers named in the Summary Compensation Table above. Except as noted below, each option is subject to vesting at a rate of 2.08% per month over a period of four years, subject to acceleration in some cases as described in the section entitled "-- Employment Agreements and Stock Option Grants". Each option has a term of ten years, subject to earlier termination in the event the optionee's service with us terminates. The percent of total options granted is based on an aggregate of 14,966,973 options that we granted to our employees during 2000.

                                                      INDIVIDUAL GRANTS
                                -------------------------------------------------------------
                                             PERCENTAGE
                                NUMBER OF     OF TOTAL                 DEEMED
                                  SHARES      OPTIONS     EXERCISE   FAIR MARKET
                                UNDERLYING   GRANTED TO    PRICE      VALUE ON
                                 OPTIONS     EMPLOYEES      PER        DATE OF     EXPIRATION
             NAME                GRANTED      IN 2000      SHARE        GRANT         DATE
             ----               ----------   ----------   --------   -----------   ----------
Chuck Bay.....................   900,000        6.0%       $41.69      $41.69       01/20/10
                                     500*                    1.00       32.44       07/07/10
Thomas Doyle..................   300,000        2.7         41.69       41.69       01/20/10
                                     500*                    1.00       32.44       07/07/10
                                 100,000                    11.38       11.38       10/06/10
Eric Willgohs.................    20,000        0.1         41.69       41.69        1/20/10
                                     500*                    1.00       32.44        07/0710
Greg Martin...................   250,000        2.2         27.00       47.00       01/04/10
                                  50,000                     1.00       16.25       05/03/10
                                     500*                    1.00       32.44       07/07/10
                                  25,000                     1.00        6.75       12/18/10
Rusty Thomas..................   350,000        3.3         27.00       47.00       01/04/10
                                 100,000                     1.00       16.25       05/03/10
                                     500*                    1.00       32.44       07/07/10
                                  50,000                    11.38       11.38       10/06/10


                                         POTENTIAL REALIZABLE
                                           VALUE AT ASSUMED
                                        ANNUAL RATES OF STOCK
                                          PRICE APPRECIATION
                                           FOR OPTION TERM
                                --------------------------------------
             NAME                   0%           5%            10%
             ----               ----------   -----------   -----------
Chuck Bay.....................          --   $23,596,755   $59,798,811
                                $   15,720        25,921        41,571
Thomas Doyle..................          --     7,865,585    19,932,937
                                    15,720        25,921        41,571
                                        --       715,682     1,813,679
Eric Willgohs.................          --       524,372     1,328,862
                                    15,720        25,921        41,571
Greg Martin...................   5,000,000    12,389,512    23,726,474
                                   762,500     1,273,477     2,057,416
                                    15,720        25,921        41,571
                                   143,750       249,876       412,694
Rusty Thomas..................   7,000,000    17,345,317    33,217,063
                                 1,525,000     2,546,954     4,114,831
                                    15,720        25,921        41,571
                                        --       357,841       906,839

---------------
* This option vests as to 4.167% of the shares each month over a period of two years.

     Potential realizable values are calculated based on the assumption that the fair market value of the stock on the date of grant appreciates at the annual rates shown over each year of the ten-year term of the option, less the exercise price per share and before taxes. Stock price appreciation assumptions of 0%, 5% and 10% are required by the rules of the Securities and Exchange Commission and do not represent our prediction of our stock price performance. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock, and therefore the potential realizable values shown in this table may never be achieved.

     In January 2001, we granted options to purchase 1,000,000 shares to Chuck Bay and options to purchase 20,000 shares to Eric Willgohs. These options each have an exercise price of $4.56 per share and vest monthly over four years, beginning January 1, 2001.

AGGREGATED OPTION EXERCISES IN 2000 AND YEAR-END OPTION VALUES

     The following table provides information concerning stock option exercises by each of the executive officers named in the Summary Compensation Table above during the fiscal year ended December 31, 2000 and information concerning unexercised options held by these officers at the end of 2000. The value realized represents the difference between the deemed fair value of our common stock used by us for accounting purposes and the exercise price of the option. The value of unexercised in-the-money options is based on the closing price of our common stock on December 31, 2000 of $6.25 per share, minus the exercise price, multiplied by the number of shares issuable upon exercise of the option.

                                                     NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                          OPTIONS AT               IN-THE-MONEY OPTIONS
                         SHARES                        DECEMBER 31, 2000           AT DECEMBER 31, 2000
                       ACQUIRED ON     VALUE      ---------------------------   ---------------------------
        NAME            EXERCISE      REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----           -----------   ----------   -----------   -------------   -----------   -------------
Chuck Bay............         --             --     323,020(1)     977,480      $      546      $  2,079
Thomas Doyle.........    122,666     $5,307,156     432,438(2)     325,396       2,103,457         2,079
Eric Willgohs........     13,059        331,556      81,629(3)      15,812         306,002         2,079
Greg Martin..........         --             --      71,979        253,521          77,106       319,268
Rusty Thomas.........         --             --      98,021        402,479          77,107       450,518

---------------
(1) Of these shares, 179,078 shares would, if exercised, be subject to a right of repurchase by us that lapses at a rate of 2.083% per month.

(2) Of these shares, 271,489 shares would, if exercised, be subject to a right of repurchase by us that lapses at a rate of 2.083% per month.

(3) Of these shares, 77,499 shares would, if exercised, be subject to a right of repurchase by us that lapses at a rate of 2.083% per month.

     Broadbase did not pay any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan to any named executive officer during 2000. Broadbase does not have any defined benefit or actuarial plan under which benefits are determined primarily by final compensation and years of service with any of the named executive officers.

DIRECTOR COMPENSATION

     Our directors do not receive cash compensation for their services as directors, but are eligible to be reimbursed for their reasonable and necessary expenses in attending board and committee meetings. To date, none of the members of the board of directors has received a fee for attending board meetings.

     In May 2000, we granted options to purchase 20,000 shares of our common stock at an exercise price of $20.81 per share to Kevin Harvey, Mark Kremer, Paul Levy and Nancy Schoendorf. During December 2000, in conjunction with the acquisition of Servicesoft, Mark Kremer and Nancy Schoendorf resigned their director positions and were replaced by Massood Zarrabian and Robert Davoli. In December 2000, we granted an option to purchase 20,000 shares of our common stock at an exercise price of $5.38 per share to Robert Davoli. Each option was fully vested and exercisable upon grant. Generally, each non-employee director who becomes a member of our board of directors and who has not previously received shares or options in Broadbase will be granted an option to purchase 20,000 shares of our common stock under the 1999 Equity Incentive Plan. In addition, immediately following each annual meeting of our stockholders, each non-employee director will automatically be granted an additional option to purchase 20,000 shares under that plan if the director has served continuously as a member of our board of directors since the date of the director's initial grant. Each option will have an exercise price equal to the fair market value of our common stock on the date of grant and will have a ten-year term. Each of these options will be immediately exercisable and fully vested.

     On September 18, 2000, in conjunction with our acquisition of Servicesoft, we entered into an employment agreement with Massood Zarrabian that became effective on December 18, 2000, the date the acquisition was completed. Pursuant to the employment agreement, Mr. Zarrabian accepted the position of

President, E-Services Division. The agreement provides for an initial annual base salary of $200,000 and annual bonuses of up to $60,000. In addition, pursuant to the employment agreement, we modified the vesting of Mr. Zarrabian's option for 619,732 shares of our common stock such that 50% of the shares would become immediately vested and exercisable upon the completion of the acquisition, while the remaining shares would vest as to 4.17% of the shares each month over the two-year period following the acquisition. Mr. Zarrabian's other options continue to vest in accordance with their original terms. The agreement provides that, if Mr. Zarrabian is terminated from Broadbase without cause or is "constructively terminated" due to changes in the terms of his employment during the two years following the close of the merger, then he will receive one year's salary, plus bonuses, payable in one lump sum and any unvested shares under the option to purchase 619,372 shares, plus 50% of any unvested shares subject to his other stock options that we assumed in the acquisition, will become fully vested and exercisable. Mr. Zarrabian's employment is "at-will", which allows us or Mr. Zarrabian to terminate the employment relationship at any time, for any reason, with or without notice, subject to the above terms. Upon termination of his employment, Mr. Zarrabian would also resign his position as a director of Broadbase.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     In July 1999, we executed an offer letter to Eric Willgohs, our General Counsel, Vice President, Legal and Secretary. This letter established Mr. Willgohs' annual salary at $120,000 and provides for bonuses up to $150,000 a year. As part of the offer letter, we granted to Mr. Willgohs an option to purchase 120,000 shares at an exercise price of $2.28 per share. This option is immediately exercisable in full. This option vests as to 2,500 shares each month. In the event of a change in control of Broadbase coupled with the termination of Mr. Willgohs as General Counsel, this option will accelerate or the repurchase right will lapse, as applicable, as to 50% of the then unvested shares. We will provide Mr. Willgohs with the same health, holiday, vacation and other benefits that are available to all of our employees. Mr. Willgohs' employment is considered an "at-will" agreement. We or Mr. Willgohs may terminate the employment relationship at any time for any reason.

     In January 2000, we granted Chuck Bay an option to purchase 900,000 shares of common stock at an exercise price of $41.69 per share. This option vests as to 9,375 shares each month over four years. In the event of a change of control, after which Mr. Bay is not offered one of several specified executive positions, this option will vest as to 50% of the unvested shares.

     In May 2000, we granted Rusty Thomas an option to purchase 100,000 shares of Broadbase common stock at an exercise price of $1.00. This option vests as to 2,083 shares each month over four years, subject to full acceleration should Broadbase be acquired by another company and Mr. Thomas not be retained in the role of Chief Financial Officer.

     In January 2001, we granted an option to purchase 1,000,000 shares to Chuck Bay at an exercise price of $4.56 per share. This option vests as to 20,833 shares each month over four years. However, in the event of a change in control of Broadbase, all unvested options will immediately vest.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of our compensation committee are Messrs. Harvey and Davoli. None of the members of our compensation committee has at any time since our formation been an officer or employee of Broadbase. None of our executive officers currently serves, or in the past has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

REPORT ON EXECUTIVE COMPENSATION

     The information with respect to the Compensation Committee report under item 11 is incorporated herein by reference.

STOCK PRICE PERFORMANCE

     The stock price performance graph below is required by the Securities and Exchange Commission. This graph shall not be deemed to be filed under the Securities Act or Exchange Act, or incorporated by reference by any general statement incorporating this proxy statement by reference into any filing made under the Securities Act or Exchange Act, except to the extent that we specifically incorporate this graph by reference.

     The graph below compares the cumulative total stockholder return on our common stock, the Nasdaq Stock Market -- Composite Index and the Chase H&Q Computer Software Index from September 22, 1999 (the effective date of our registration statement with respect to our initial public offering) to December 31, 2000 (assuming the investment of $100 in our common stock and in each of the other indices on the date of our initial public offering, and reinvestment of all dividends). The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The stock prices below are adjusted to reflect the two-for-one split of our common stock that was distributed as a stock dividend to our stockholders on April 7, 2000.

                COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*
                        AMONG BROADBASE SOFTWARE, INC.,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
                AND THE JP MORGAN H & Q COMPUTER SOFTWARE INDEX

[PERFORMANCE GRAPH]
---------------
* $100 INVESTED ON 9/22/99 IN STOCK OR INDEX -- INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

     The above graph was plotted using the following data:

                                                          NASDAQ STOCK MARKET    MORGAN STANLEY HIGH
                                       BROADBASE            COMPOSITE INDEX       TECHNOLOGY INDEX
                                  --------------------    -------------------    -------------------
                                  MARKET    INVESTMENT             INVESTMENT             INVESTMENT
                                  PRICE       VALUE       INDEX      VALUE       INDEX      VALUE
                                  ------    ----------    -----    ----------    -----    ----------
09/21/99........................  $ 7.00       $100       $ 962       $100       $1514       $100
09/30/99........................  $ 7.97       $114       $ 923       $ 96       $1484       $ 98
12/31/99........................  $56.25       $804       $1365       $142       $2665       $176
3/31/00.........................  $39.88       $570       $1532       $159       $2811       $186
6/30/00.........................  $30.63       $438       $1332       $138       $2483       $164
9/29/00.........................  $13.56       $194       $1226       $127       $2882       $190
12/29/00........................  $ 6.25       $ 89       $ 821       $ 85       $1993       $132

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information as to the beneficial ownership of our common stock as of March 1, 2001 by:

     - each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

     - each of our directors;

     - our Chief Executive Officer and each of our four other most highly compensated executive officers during 2000; and

     - all of our executive officers and directors as a group.

     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated above, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 81,793,920 shares outstanding as of March 1, 2001. Shares of common stock subject to options and warrants exercisable on or before April 30, 2001 (within 60 days of March 1, 2001) are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated above, the address for each director and executive officer listed below is Broadbase Software, Inc., 181 Constitution Drive, Menlo Park, CA 94025.

                                                               NUMBER OF SHARES
                                                              BENEFICIALLY OWNED    PERCENT
                                                              ------------------    -------
Kevin Harvey(1).............................................      4,091,832           5.0%
  c/o Benchmark Capital
  2480 Sand Hill Road, Suite 200
  Menlo Park, CA 94025
Robert E. Davoli(2).........................................      2,540,136           3.1
  c/o Sigma Partners
  20 Custom House Street, Suite 830
  Boston, Massachusetts 02110
Chuck Bay(3)................................................        777,154           1.4
Massood Zarrabian(4)........................................        526,434           1.2
Thomas Doyle(5).............................................        230,121             *
Rusty Thomas(6).............................................        141,075             *
Eric Willgohs(7)............................................        117,638             *
Greg Martin(8)..............................................        104,945             *
All directors and executive officers as a group (12
  persons)(9)...............................................      9,509,313          11.4

---------------
 *  Less than 1%

(1) Represents 3,440,743 shares of common stock held by Benchmark Capital Partners, L.P., 448,741 shares held by Benchmark Founders' Fund, L.P., 162,348 shares held by Mr. Harvey, and options to purchase 40,000 shares held by Mr. Harvey that are fully vested and exercisable. Mr. Harvey, a member of the board of directors of Broadbase, is a Managing Member of Benchmark Capital Management Co., LLC, the general partner of Benchmark Capital Partners, L.P. and Benchmark Founders' Fund, L.P. Mr. Harvey disclaims beneficial ownership of shares held by Benchmark Capital except to the extent of his pecuniary interest arising from his interest in Benchmark Capital.

(2) Represents 1,464,974 shares of common stock and a fully exercisable warrant to purchase 10,025 shares of common stock held by Sigma Partners IV, L.P., 438,407 shares held by Sigma Partners V, L.P., 403,202 shares and a fully exercisable warrant to purchase 2,618 shares of common stock held by Sigma Associates IV, L.P., 101,850 shares held by Sigma Associates V, L.P., 48,056 shares and a fully exercisable warrant to purchase 308 shares of common stock held by Sigma Investors IV, L.P., 14,686 shares held by Sigma Investors V, L.P., 36,010 shares held by Mr. Davoli which shares are subject to a right of repurchase that lapses as to 2,970 shares quarterly for three years so long as a service relationship exists between Broadbase and Mr. Davoli and an option to purchase 20,000 shares held by Mr. Davoli that are fully vested and exercisable. Mr. Davoli, a member of the board of directors of Broadbase, is a Managing Director of Sigma Management IV, L.L.C. and Sigma Management V, L.L.C., the general partner of Sigma Partners IV, L.P., Sigma Associates IV, L.P., Sigma Investors IV, L.P., and Sigma Partners V, L.P., Sigma Associates V, L.P., and Sigma Investors V, L.P., respectively, and accordingly may be deemed to beneficially own shares owned by the funds. Investment decisions of the funds are made by a five-member committee of which Mr. Davoli is a member. Mr. Davoli disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(3) Represents 345,716 shares held by Mr. Bay, of which 64,876 shares are subject to a right of repurchase that lapses at a rate of 7,208 shares per month until January 2002 and 71,672 shares are subject to a right of repurchase that lapses as to 3,583 shares per month until December 2002, and options that will be exercisable as to 431,438 shares as of April 30, 2001. Mr. Bay is Chairman of the Board, Chief Executive Officer and President of Broadbase.

(4) Represents 31,901 shares held by Mr. Zarrabian, and options which will be exercisable as to 494,533 shares as of April 30, 2001. Mr. Zarrabian is President, E-Services Division, and a member of the board of directors of Broadbase.

(5) Represents 4,266 shares held by Mr. Doyle, and options that will be exercisable as to 225,855 shares as of April 30, 2001. Mr. Doyle is Executive Vice President of Sales of Broadbase.

(6) Represents 1,304 shares held by Mr. Thomas and options which will be exercisable as to 139,771 shares as of April 30, 2001. Mr. Thomas is Chief Financial Officer and Executive Vice President of Broadbase.

(7) Represents 34,259 shares held by Mr. Willgohs and options which will be exercisable as to 83,379 shares as of April 30, 2001. Mr. Willgohs is General Counsel, Vice President Legal and Secretary.

(8) Represents 1,632 shares held by Mr. Martin and options which will be exercisable as to 103,313 shares as of April 30, 2001. Mr. Martin is Senior Vice President, Consulting and Customer Advocacy of Broadbase.

(9) Represents 7,562,827 shares held by these individuals, and affiliated entities, and options and warrants that will be exercisable as to an aggregate of 1,946,486 shares as of April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than the transactions described in "Executive Compensation" above, the agreements described under "Employment Agreements and Stock Options" above and the transactions described below, since January 1, 2000, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or will be a party:

     - in which the amount involved exceeded or will exceed $60,000; and

     - in which any director, executive officer, holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

     RUSTY THOMAS. In April 2000, Rusty Thomas, our Executive Vice President and Chief Financial Officer, executed a promissory note in the principal amount of $250,000. This note is non-recourse and will be secured by any Broadbase common stock issued upon exercise of Mr. Thomas' stock options, bears interest at an annual rate of 7% and is payable on or before December 31, 2001. As of March 1, 2001, $250,000 plus accrued interest was due under this loan.

     GREG MARTIN. In April 2000, Greg Martin, our Senior Vice President, Consulting and Customer Advocacy, executed a promissory note in the principal amount of $200,000. This note is non-recourse and will be secured by any Broadbase common stock issued upon exercise of Mr. Martin's stock options, bears interest at an annual rate of 7% and is payable on or before December 31, 2001. As of March 1, 2001, $200,000 plus accrued interest was due under this loan.

INDEMNIFICATION AGREEMENTS

     We have entered into indemnification agreements with each of our directors and executive officers. These agreements provide the maximum indemnity available to them under Section 145 of the Delaware General Corporation Law and under our bylaws, as well as certain additional procedural protections. These agreements provide generally that we will advance expenses incurred by directors and executive officers in any action or proceeding as to which they may be indemnified, and require us to indemnify such individuals to the fullest extent permitted by law.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        1. Financial Statements. See Index to Financial Statements at Item 8 on page 33 of this report.

        2. Financial Statement Schedules.

          See Schedule II -- Valuation and Qualifying Accounts on page 72 of this report. Other schedules have been omitted either because they are not required to be included, or because the information required is already included in the financial statements or related notes included under Item 8 of this report.

          3. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

                                                             INCORPORATED BY REFERENCE
EXHIBIT                                               ----------------------------------------    FILED
NUMBER               EXHIBIT DESCRIPTION              FORM   FILE NO.    EXHIBIT   FILING DATE   HEREWITH
-------              -------------------              ----   ---------   -------   -----------   --------
  2.01    Agreement and Plan of Reorganization,        S-1   333-95125     2.01     01/21/00
          dated December 9, 1999, between Broadbase
          and Rubric, Inc.
  2.02    Agreement and Plan of Merger, dated July     8-K                 2.01     09/26/00
          6, 2000, between Broadbase and Panopticon,
          Inc.
  2.03    Agreement and Plan of Merger, dated          S-4   333-48696     2.01     11/09/00
          September 18, 2000, between Broadbase and
          Servicesoft, Inc.
  3.01    First Amended and Restated Certificate of    S-4   333-48696     4.05     11/09/00
          Incorporation, filed with the Delaware
          Secretary of State on December 18, 2000.
  3.02    Bylaws, as adopted on July 2, 1999.          S-8   333-38480     4.05     06/02/00
  4.01    Form of specimen certificate for Broadbase   S-1   333-82251     4.01     08/12/99
          common stock.
  4.02    Fourth Amended and Restated Investors'       S-1   333-82251     4.02     07/02/99
          Rights Agreement, dated June 30, 1999,
          between Broadbase and the shareholders
          named therein.
 10.01    Form of Indemnity Agreement entered into     S-1   333-82251    10.01     07/02/99
          by Broadbase with each of its directors
          and executive officers.*
 10.02    1996 Equity Incentive Plan, amended as of    S-1   333-82251    10.02     08/12/99
          November 17, 1998 and related forms of
          agreements.*
 10.03    1999 Equity Incentive Plan, amended as of    S-4   333-48696     4.09     11/09/00
          November 2, 2000.*
 10.04    Related forms of agreements for 1999         S-1   333-82251    10.03     08/30/99
          Equity Incentive Plan.*
 10.05    1999 Employee Stock Purchase Plan, amended   S-4   333-48696     4.11     11/09/00
          as of November 2, 2000.*
 10.06    Related forms of agreements for 1999         S-1   333-82251    10.04     08/30/99
          Employee Stock Purchase Plan.*
 10.07    2000 Stock Incentive Plan, adopted on May    S-8   333-38480     4.09     06/02/00
          3, 2000, and related forms of agreements.*
 10.08    Non-Plan Stock Option Agreement, dated       S-8   333-32120     4.12     03/10/00
          January 4, 2000, between Broadbase and
          Greg Martin.*
 10.09    Non-Plan Stock Option Agreement, dated       S-8   333-32120     4.13     03/10/00
          January 4, 2000, between Broadbase and
          Rusty Thomas.*

                                                             INCORPORATED BY REFERENCE
EXHIBIT                                               ----------------------------------------    FILED
NUMBER               EXHIBIT DESCRIPTION              FORM   FILE NO.    EXHIBIT   FILING DATE   HEREWITH
-------              -------------------              ----   ---------   -------   -----------   --------
 10.10    Offer letter to Thomas Doyle dated April     S-1   333-82251    10.07     07/02/99
          12, 1999.*
 10.11    Offer letter to Rusty Thomas dated January   S-1   333-95125    10.14     01/21/00
          4, 2000.*
 10.12    Offer letter to Greg Martin dated January                                               X
          4, 2000.*
 10.13    Offer letter to Eric Willgohs dated July                                                X
          20, 1999.*
 10.14    Employment agreement with Massood                                                       X
          Zarrabian dated September 18, 2000.*
 10.15    Sublease, dated June 1, 1998, between        S-1   333-82251    10.05     07/02/99
          Broadbase and SaRonix.
 10.15    Lease Agreement, dated December 23, 1999,   10-Q                10.03     05/11/00
          between Broadbase and Bohannon Trusts
          Partnership II.
 10.16    Lease Agreement, dated August 11, 2000,     10-Q                 10.4     11/13/00
          between Broadbase and J. Robert S.
          Wheatley and Roger A. Fields, d.b.a. R & R
          Properties.
 21.01    List of subsidiaries of Broadbase.                                                      X
 23.01    Consent of Ernst & Young LLP, Independent                                               X
          Auditors.
 24.01    Power of Attorney (see signature page                                                   X
          following Item 14).

---------------
* Management contracts or compensatory plans required to be filed as an exhibit to this annual report.

     (b) Reports on Form 8-K.

     On November 3, 2000, we filed an amended current report on Form 8-K under
Item 7 to file historical and pro forma financial information required in connection with our acquisition of Panopticon, Inc.

     On November 17, 2000, we filed a current report on Form 8-K under Item 5 announcing that (1) we had retained McKenzie Partners, Inc. to solicit proxies in anticipation of the special meeting of Broadbase stockholders held on December 14, 2000, and (2) we had issued a press release regarding the proposed timing of our acquisition of Servicesoft, Inc. and the revenue and earnings expectations for the combined company.

     On December 22, 2000, we filed a current report on Form 8-K under Item 2 announcing that we had completed our acquisition of Servicesoft, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March, 2001.

                                         BROADBASE SOFTWARE, INC.

                                         By:        /s/ RUSTY THOMAS
                                           -------------------------------------
                                           Rusty Thomas
                                           Executive Vice President and Chief
                                             Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chuck Bay and Eric Willgohs, jointly and severally, his attorney in fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        NAME                                         TITLE                    DATE
                        ----                                         -----                    ----
            PRINCIPAL EXECUTIVE OFFICER:

                    /s/ CHUCK BAY                          Chief Executive Officer,      March 23, 2001
-----------------------------------------------------    President and Chairman of the
                      Chuck Bay                                Board of Directors

           PRINCIPAL FINANCIAL OFFICER AND
            PRINCIPAL ACCOUNTING OFFICER:

                  /s/ RUSTY THOMAS                       Executive Vice President and    March 23, 2001
-----------------------------------------------------       Chief Financial Officer
                    Rusty Thomas

                     DIRECTORS:

                  /s/ ROBERT DAVOLI                                Director              March 23, 2001
-----------------------------------------------------
                    Robert Davoli

                  /s/ KEVIN HARVEY                                 Director              March 23, 2001
-----------------------------------------------------
                    Kevin Harvey

                /s/ MASSOOD ZARRABIAN                              Director              March 23, 2001
-----------------------------------------------------
                  Massood Zarrabian

                            BROADBASE SOFTWARE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                   ADDITIONS
                                                           -------------------------
                                                            AMOUNTS
                                                BALANCE    CHARGED TO
                                                  AT        REVENUE,      ASSUMED      WRITE-OFFS    BALANCE
                                               BEGINNING    COSTS OR      THROUGH        NET OF      AT END
                 DESCRIPTION                   OF PERIOD    EXPENSES    ACQUISITIONS   RECOVERIES   OF PERIOD
                 -----------                   ---------   ----------   ------------   ----------   ---------
                                                                       (IN THOUSANDS)
Allowance for Doubtful Accounts:
  Year Ended December 31, 1998...............     $--         $ 50         $   --         $ --       $   50
  Year Ended December 31, 1999...............     $50         $ --         $   --         $ --       $   50
  Year Ended December 31, 2000...............     $50         $948         $1,615         $498       $2,115

     This schedule should be read in conjunction with our financial statements and related notes included under Item 8 of this report.

                               INDEX TO EXHIBITS

                                                             INCORPORATED BY REFERENCE
EXHIBIT                                               ----------------------------------------    FILED
NUMBER               EXHIBIT DESCRIPTION              FORM   FILE NO.    EXHIBIT   FILING DATE   HEREWITH
-------              -------------------              ----   ---------   -------   -----------   --------
  2.01    Agreement and Plan of Reorganization,        S-1   333-95125     2.01     01/21/00
          dated December 9, 1999, between Broadbase
          and Rubric, Inc.
  2.02    Agreement and Plan of Merger, dated July     8-K                 2.01     09/26/00
          6, 2000, between Broadbase and Panopticon,
          Inc.
  2.03    Agreement and Plan of Merger, dated          S-4   333-48696     2.01     11/09/00
          September 18, 2000, between Broadbase and
          Servicesoft, Inc.
  3.01    First Amended and Restated Certificate of    S-4   333-48696     4.05     11/09/00
          Incorporation, filed with the Delaware
          Secretary of State on December 18, 2000.
  3.02    Bylaws, as adopted on July 2, 1999.          S-8   333-38480     4.05     06/02/00
  4.01    Form of specimen certificate for Broadbase   S-1   333-82251     4.01     08/12/99
          common stock.
  4.02    Fourth Amended and Restated Investors'       S-1   333-82251     4.02     07/02/99
          Rights Agreement, dated June 30, 1999,
          between Broadbase and the shareholders
          named therein.
 10.01    Form of Indemnity Agreement entered into     S-1   333-82251    10.01     07/02/99
          by Broadbase with each of its directors
          and executive officers.*
 10.02    1996 Equity Incentive Plan, amended as of    S-1   333-82251    10.02     08/12/99
          November 17, 1998 and related forms of
          agreements.*
 10.03    1999 Equity Incentive Plan, amended as of    S-4   333-48696     4.09     11/09/00
          November 2, 2000.*
 10.04    Related forms of agreements for 1999         S-1   333-82251    10.03     08/30/99
          Equity Incentive Plan.*
 10.05    1999 Employee Stock Purchase Plan, amended   S-4   333-48696     4.11     11/09/00
          as of November 2, 2000.*
 10.06    Related forms of agreements for 1999         S-1   333-82251    10.04     08/30/99
          Employee Stock Purchase Plan.*
 10.07    2000 Stock Incentive Plan, adopted on May    S-8   333-38480     4.09     06/02/00
          3, 2000, and related forms of agreements.*
 10.08    Non-Plan Stock Option Agreement, dated       S-8   333-32120     4.12     03/10/00
          January 4, 2000, between Broadbase and
          Greg Martin.*
 10.09    Non-Plan Stock Option Agreement, dated       S-8   333-32120     4.13     03/10/00
          January 4, 2000, between Broadbase and
          Rusty Thomas.*
 10.10    Offer letter to Thomas Doyle dated April     S-1   333-82251    10.07     07/02/99
          12, 1999.*
 10.11    Offer letter to Rusty Thomas dated January   S-1   333-95125    10.14     01/21/00
          4, 2000.*
 10.12    Offer letter to Greg Martin dated January                                               X
          4, 2000.*
 10.13    Offer letter to Eric Willgohs dated July                                                X
          20, 1999.*
 10.14    Employment agreement with Massood                                                       X
          Zarrabian dated September 18, 2000.*
 10.15    Sublease, dated June 1, 1998, between        S-1   333-82251    10.05     07/02/99
          Broadbase and SaRonix.

                                                             INCORPORATED BY REFERENCE
EXHIBIT                                               ----------------------------------------    FILED
NUMBER               EXHIBIT DESCRIPTION              FORM   FILE NO.    EXHIBIT   FILING DATE   HEREWITH
-------              -------------------              ----   ---------   -------   -----------   --------
 10.15    Lease Agreement, dated December 23, 1999,   10-Q                10.03     05/11/00
          between Broadbase and Bohannon Trusts
          Partnership II.
 10.16    Lease Agreement, dated August 11, 2000,     10-Q                 10.4     11/13/00
          between Broadbase and J. Robert S.
          Wheatley and Roger A. Fields, d.b.a. R & R
          Properties.
 21.01    List of subsidiaries of Broadbase.                                                      X
 23.01    Consent of Ernst & Young LLP, Independent                                               X
          Auditors.
 24.01    Power of Attorney (see signature page                                                   X
          following Item 14).

---------------
* Management contracts or compensatory plans required to be filed as an exhibit to this annual report.