Form 10-K/A
period 2000-12-21
BROADBASE SOFTWARE INC
filed 2001-04-30
CIK 1076016

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated by reference into this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            BROADBASE SOFTWARE, INC.

                             AMENDMENT NO. 1 TO THE
                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   1
          Signatures..................................................   4

EXPLANATORY NOTE: This Form 10-K/A amends Broadbase Software, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The purpose of this report is to provide the information required to be set forth in "Item 10. Compliance under Section 16(a) of the Securities Exchange Act of 1934" of Part III of Broadbase's Annual Report.

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

COMPLIANCE UNDER SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file.

     Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that Fabio Angelillis, Chris Maeda, Greg Martin, David Milam, Hal Steger, Rusty Thomas and Eric Willgohs each filed a Form 3 late during the year ended December 31, 2000. Other than those persons and filings previously listed, we believe that all other Section 16(a) filing requirements for the year ended December 31, 2000 were met.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 2001.

                                         BROADBASE SOFTWARE, INC.

                                         By:       /s/ ERIC WILLGOHS
                                           -------------------------------------
                                           Eric Willgohs
                                           General Counsel, Vice President Legal
                                             and Secretary

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        NAME                                         TITLE                    DATE
                        ----                                         -----                    ----
            PRINCIPAL EXECUTIVE OFFICER:

                          *                                Chief Executive Officer,      April 30, 2001
-----------------------------------------------------    President and Chairman of the
                      Chuck Bay                                Board of Directors

           PRINCIPAL FINANCIAL OFFICER AND
            PRINCIPAL ACCOUNTING OFFICER:

                    /s/ SAM HENRY                        Executive Vice President and    April 30, 2001
-----------------------------------------------------       Chief Financial Officer
                      Sam Henry

                     DIRECTORS:

                          *                                        Director              April 30, 2001
-----------------------------------------------------
                    Robert Davoli

                          *                                        Director              April 30, 2001
-----------------------------------------------------
                    Kevin Harvey

                          *                                        Director              April 30, 2001
-----------------------------------------------------
                  Massood Zarrabian

               * By: /s/ ERIC WILLGOHS                         Attorney-in-fact          April 30, 2001
       --------------------------------------
                    Eric Willgohs