Form 10-Q
period 2001-03-31
BROADBASE SOFTWARE INC
filed 2001-05-10
CIK 1076016

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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
(State or other jurisdiction of            (I.R.S. Employee Identification No.)
 incorporation or organization)


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


                                 YES [X] NO [ ]


Number of shares of the Registrant's common stock outstanding as of April 30, 2001: 82,097,693

================================================================================

                            BROADBASE SOFTWARE, INC.
                                    FORM 10-Q
                                      INDEX


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets at March 31, 2001 and
          December 31, 2000.................................... ..................  3
         Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000.................................  4
         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000.................................  5
         Notes to Condensed Consolidated Financial Statements.....................  6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................ .............................. 10
Item 3.  Quantitative and Qualitative Disclosures about Market Risk............... 27

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................ 28
Item 2.  Changes in Securities and Use of Proceeds................................ 28
Item 3.  Defaults upon Senior Securities.......................................... 28
Item 4.  Submission of Matters to a Vote of Security Holders...................... 28
Item 5.  Other Information........................................................ 28
Item 6.  Exhibits and Reports on Form 8-K......................................... 29
         Signatures............................................................... 30

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            BROADBASE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                               MARCH 31,         DECEMBER 31,
                                                                                                 2001              2000 (1)
                                                                                              ------------       ------------
                                                                                               (UNAUDITED)
                                            ASSETS
        Current assets:
           Cash and cash equivalents ...................................................      $     70,731       $     51,186
           Short-term investments ......................................................            59,939            101,034
           Accounts receivable, net ....................................................            20,789             27,536
           Prepaid expenses and other current assets ...................................             5,892              8,357
                                                                                              ------------       ------------
             Total current assets ......................................................           157,351            188,113
        Restricted cash ................................................................             2,473              2,473
        Property and equipment, net ....................................................            18,570             17,730
        Long-term investments ..........................................................                --             15,540
        Goodwill and intangible assets, net ............................................            32,771          1,044,287
        Other assets ...................................................................             6,359              7,792
                                                                                              ------------       ------------
             Total assets ..............................................................      $    217,524       $  1,275,935
                                                                                              ============       ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
           Accounts payable ............................................................      $      7,661       $     16,210
           Accrued compensation ........................................................            10,768              7,961
           Accrued expenses ............................................................            12,336             28,890
           Current portion of bank line of credit, notes payable and capital lease
             obligations ...............................................................               326                346
           Deferred revenue ............................................................            16,671             16,320
                                                                                              ------------       ------------
             Total current liabilities .................................................            47,762             69,727
        Bank line of credit, notes payable and capital lease obligations ...............               610                703
                                                                                              ------------       ------------
             Total liabilities .........................................................            48,372             70,430
        Stockholders' equity:
        Common stock ...................................................................                82                 81
        Additional paid-in capital .....................................................         1,484,835          1,484,130
        Deferred stock compensation ....................................................           (31,686)           (42,899)
        Notes receivable from stockholders .............................................              (963)              (436)
        Accumulated other comprehensive income (loss) ..................................               390               (268)
        Accumulated deficit ............................................................        (1,283,506)          (235,103)
                                                                                              ------------       ------------
             Total stockholders' equity ................................................           169,152          1,205,505
                                                                                              ------------       ------------
             Total liabilities and stockholders' equity ................................      $    217,524       $  1,275,935
                                                                                              ============       ============

See accompanying notes to the Condensed Consolidated Financial Statements.

(1) The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements as of that date.

                            BROADBASE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               -------------------------------
                                                                                   2001               2000
                                                                               ------------       ------------
        Net revenue:
             License ....................................................      $      7,176       $      4,520
             Professional services ......................................             3,210              1,119
             Maintenance ................................................             2,646                662
                                                                               ------------       ------------
                       Total net revenue ................................            13,032              6,301
                                                                               ------------       ------------

        Cost of revenue:
              License ...................................................             1,047                607
              Professional services (1) .................................             6,005              1,531
              Maintenance (2) ...........................................               660                288
              Amortization of acquired core and developed technology ....             1,632                264
                                                                               ------------       ------------
                       Total cost of revenue ............................             9,344              2,690
                                                                               ------------       ------------
        Gross margin ....................................................             3,688              3,611
                                                                               ------------       ------------

        Operating expenses:
             Sales and marketing (3) ....................................            13,979              7,578
             Research and development (4) ...............................             7,512              2,764
             General and administrative (5) .............................             4,299              1,126
             Amortization of deferred stock compensation ................             7,917              3,510
             Amortization of intangible assets and goodwill .............            56,160             11,896
             Acquired in-process research and development ...............                --             10,057
             Merger expenses ............................................             6,208              6,184
             Impairment of intangible assets and goodwill ...............           958,219                 --
                                                                               ------------       ------------
                       Total operating expenses .........................         1,054,294             43,115
                                                                               ------------       ------------
        Loss from operations ............................................        (1,050,606)           (39,504)
        Interest income .................................................             2,217              2,179
        Interest expense ................................................               (14)              (133)
                                                                               ------------       ------------
        Net loss ........................................................      $ (1,048,403)      $    (37,458)
                                                                               ============       ============

        Basic and diluted net loss per share ............................      $     (12.90)      $      (0.92)
                                                                               ============       ============
        Weighted-average shares used in computing
         basic and diluted net loss per share ...........................            81,267             40,532
                                                                               ============       ============

(1) Excludes $945 and $842 of amortization of deferred stock compensation for the three months ended March 31, 2001 and 2000, respectively.

(2) Excludes $17 and $26 of amortization of deferred stock compensation for the three months ended March 31, 2001 and 2000, respectively.

(3) Excludes $1,651 and $889 of amortization of deferred stock compensation for the three months ended March 31, 2001 and 2000, respectively.

(4) Excludes $3,713 and $365 of amortization of deferred stock compensation for the three months ended March 31, 2001 and 2000, respectively.

(5) Excludes $1,591 and $1,388 of amortization of deferred stock compensation for the three months ended March 31, 2001 and 2000, respectively.

See accompanying notes to the Condensed Consolidated Financial Statements.

                            BROADBASE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                -----------------------------
                                                                                                     2001               2000
                                                                                                ------------       ------------
        OPERATING ACTIVITIES:
            Net loss                                                                            $ (1,048,403)      $    (37,458)
            Adjustments to reconcile net loss to net cash used in
              operating activities:
                Depreciation                                                                           1,778                451
                Acquired in-process research and development                                              --             10,057
                Impairment of intangible assets and goodwill                                         958,219                 --
                Amortization of acquired core and developed technology                                 1,632                264
                Amortization of intangible assets and goodwill                                        56,160             11,896
                Amortization of deferred stock compensation                                            7,917              3,510
                Value of common stock issued to non-employees                                             --                276
            Changes in balance sheet items:
                    Accounts receivable                                                                6,747             (4,283)
                    Prepaid expenses and other current assets                                          2,473               (302)
                    Accounts payable                                                                  (8,549)            (5,528)
                    Accrued expenses                                                                 (14,407)             6,067
                    Deferred revenue                                                                     338              1,413
                    Proceeds from sublease deposit                                                        --                103
                                                                                                ------------       ------------
                        Net cash used in operating activities                                        (36,095)           (13,534)
        INVESTING ACTIVITIES:
             Maturity (purchase) of short-term investments, net                                       56,635            (19,428)
             Changes in other assets                                                                       6                 --
             Purchases of property and equipment                                                      (2,618)            (1,813)
                                                                                                ------------       ------------
                        Net cash provided by (used in) investing activities                           54,023            (21,241)
        FINANCING ACTIVITIES:
            Proceeds from issuance of common stock upon exercise of options                              298                167
            Proceeds from issuance of common stock from employee stock purchase program                  853                322
            Proceeds from issuance of common stock in secondary public offering, net                      --            175,204
            Repayment of notes receivable from stockholders                                               --                417
            Payments on notes payable                                                                    (78)               (82)
            Principal payments on capital lease obligations                                             (114)               (17)
            Principal payments on equipment line of credit                                                --               (139)
                                                                                                ------------       ------------
                        Net cash provided by financing activities                                        959            175,872
                                                                                                ------------       ------------
            Effect of foreign exchange rate changes on cash and cash equivalents                         658                (46)
                                                                                                ------------       ------------
            Net increase in cash and cash equivalents                                                 19,545            141,051
        Cash and cash equivalents:
             Beginning of period                                                                      51,186             76,642
                                                                                                ------------       ------------
             End of period                                                                      $     70,731       $    217,693
                                                                                                ============       ============
        Supplemental schedule of non cash investing activities:
             Issuance of common stock in connection with purchase
                business combinations                                                                    $--       $    362,953

See accompanying notes to the Condensed Consolidated Financial Statements

                            BROADBASE SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

    Broadbase Software, Inc. (the "Company" or "Broadbase") was incorporated on November 28, 1995 and develops and markets customer-focused analytic, marketing automation and e-service software applications that analyze customer data from multiple touch points, and use that information to execute targeted marketing campaigns, improve online merchandizing and content, deliver optimized Internet-based and traditional customer service, and personalize a wide range of customer interactions.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 23, 2001. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year of 2001 or any future period.

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

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers all investments with an original maturity greater than three months and less than one year to be short-term investments. As of March 31, 2001, all short-term investments are classified as held-to-maturity as the Company has both the ability and intent to hold these securities to maturity; therefore, these securities are recorded on the accompanying balance sheets at amortized cost. Interest, dividends and realized gains and losses are included in interest income.

    The following is a summary of cash, cash equivalents and short-term investments as of March 31, 2001 (in thousands):

        Cash and cash equivalents:
                  Cash in bank                                  $      3,302
                  Money market funds                                  42,154
                  Short-term municipals                               14,750
                  U.S. Government agencies                             1,953
                  Commercial paper                                     8,572
                                                                ------------
                           Total cash and cash equivalents      $     70,731

        Short-term investments:
                  Corporate bonds and commercial paper          $     38,846
                  U.S. Government agencies                             7,647
                  Municipal notes and bonds                           13,446
                                                                ------------
                           Total short-term investments         $     59,939

3. ACCUMULATED OTHER COMPREHENSIVE LOSS

    The following are the components of comprehensive loss (in thousands):

                                              THREE MONTHS ENDED MARCH 31,
                                                2001                2000
                                            ------------       ------------
        Net loss                            $ (1,048,403)      $    (37,458)
        Unrealized loss on investments                --               (126)
        Foreign currency translation
          income (loss)                              658                (46)
                                            ------------       ------------
                 Comprehensive loss         $ (1,047,745)      $    (37,630)
                                            ============       ============

    The accumulated other comprehensive income at March 31, 2001 of approximately $390,000 consisted entirely of the cumulative foreign currency translation gains.

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

The following table sets forth the computation of net loss per share (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                   -------------------------------
                                                       2001               2000
                                                   ------------       ------------
        Basic and diluted net loss per share:

        Net loss                                   $ (1,048,403)      $    (37,458)
                                                   ============       ============
        Weighted-average shares of common
            stock outstanding                            81,631             41,540
        Less weighted-average shares subject
            to repurchase                                  (364)            (1,008)
                                                   ------------       ------------
        Weighted-average shares of common
           stock outstanding used in
           computing basic and diluted net
           loss per share                                81,267             40,532
                                                   ------------       ------------
        Basic and diluted net loss per share       $     (12.90)      $      (0.92)
                                                   ============       ============

5. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. FAS 133, which was adopted by the Company effective January 1, 2001, did not have an impact on the Company's financial position, results of operations, or cash flows because the Company does not currently utilize derivative financial instruments.

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

6. ACQUISITIONS

     On February 1, 2000, the Company completed its acquisition of Rubric, Inc. ("Rubric"), a leading provider of e-marketing software applications. In connection with the acquisition, the Company issued approximately 6.0 million shares of its common stock in exchange for all outstanding shares of Rubric capital stock, and converted outstanding options and warrants to acquire Rubric capital stock into options and warrants to acquire approximately 1.2 million shares of the Company's common stock. Of the shares issued, approximately 600,000 shares of the Company's common stock are being held in escrow as collateral for indemnity obligations of Rubric and its shareholders. The total purchase price for Rubric was $371.7 million, consisting of $301.7 million of Broadbase common stock, $61.3 million of options to purchase Broadbase common stock and $8.7 million of acquisition related costs consisting primarily of direct transactions costs and involuntary termination benefits. As a result, the Company recorded a charge to operations upon consummation of the transaction related to acquired in-process research and development of approximately $10.1 million. In addition, the Company recorded approximately $361.8 million of intangible assets and goodwill on its balance sheet. Goodwill and intangible assets are being amortized on a straight-line basis over two to five years.

     On September 15, 2000, the Company completed its acquisition of Panopticon, Inc. ("Panopticon"), developers of a real-time recommendation engine that produces context-sensitive, personalized recommendations across web, wireless, e-mail and call center customer interaction points. In connection with this acquisition, the Company issued approximately 2.7 million shares of common stock in exchange for all outstanding shares of Panopticon capital stock, and converted outstanding options and warrants to acquire Panopticon capital stock into options and warrants to purchase approximately 535,000 shares of Broadbase common stock. Approximately 266,000 of the shares of Broadbase common stock are being held in escrow for a period of one year as collateral for indemnity obligations of Panopticon and its shareholders. The total purchase price for Panopticon was $102.1 million, consisting of $85.4 million of Broadbase common stock, $15.9 million of options and warrants to purchase Broadbase common stock and $800,000 of acquisition related costs. The purchase price of Panopticon was allocated to the fair value of the specific tangible and intangible assets acquired and liabilities assumed from Panopticon pursuant to an independent valuation. As a result the Company recorded a charge to operations upon consummation of the transaction related to acquired in-process research and development of approximately $2.8 million. In addition, the Company recorded approximately $92.8 million of intangible assets and goodwill on its balance sheet. Goodwill and intangible assets are being amortized on a straight-line basis over three to five years.

     On December 18, 2000, the Company completed its acquisition of Servicesoft, Inc. ("Servicesoft"), a leading provider of e-service software applications. In connection with this acquisition, the Company issued approximately 29.3 million shares of Broadbase common stock in exchange for all outstanding shares of Servicesoft capital stock, and converted outstanding options and warrants to acquire Servicesoft capital stock into options and warrants to purchase approximately 6.4 million shares of Broadbase common stock. Of the shares issued, approximately 2.9 million shares of the Company's common stock are being held in escrow for a period of one year as collateral for indemnity obligations of Servicesoft and its shareholders. The total purchase price for Servicesoft was $656.2 million, consisting of $546.8 million of Broadbase common stock, $96.8 million of options to purchase Broadbase common stock and $12.6 million of acquisition related costs consisting primarily of direct transactions costs and involuntary termination benefits. As a result, the Company recorded a charge to operations upon consummation of the transaction related to acquired in-process research and development of approximately $13.0 million. In addition, the Company recorded approximately $630.0 million of intangible assets and goodwill on its balance sheet. Goodwill and intangible assets are being amortized on a straight-line basis over one to five years.

     During the first three months of 2001, the Company recorded an impairment charge for the goodwill and intangible assets recorded as result of the above acquisitions, as well as the acquisitions of Aperio, Inc. in June 2000 and Decisionism, Inc in December 2000. See Note 7 "Impairment of Intangible Assets and Goodwill" for further information.

Pro forma information (unaudited)

     The following unaudited pro forma summarized results of operations have been prepared assuming that the acquisitions of Rubric, Panopticon and Servicesoft had occurred on January 1, 2000. The results of operations of Rubric, Panopticon and Servicesoft are included in the Company's actual results of operations for the first quarter of 2001. The acquisitions included in the pro forma results are those acquisitions deemed significant by SEC guidelines. These results presented below are not necessarily indicative of results of operations that would have occurred had the acquisitions actually been consummated as of the beginning of 2000, nor are the results presented below necessarily indicative of results to be expected in future periods.

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                                      2000
                                               (IN THOUSANDS, EXCEPT
                                                  PER SHARE DATA)
                                               ---------------------
        Net revenue                               $     11,503
        Net loss                                  $    (99,447)
        Basic and diluted net loss per share      $      (1.37)

7.  IMPAIRMENT OF INTANGIBLE ASSETS AND GOODWILL

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Goodwill associated with long-lived assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

     At March 31, 2001, the Company evaluated the long-lived assets and associated goodwill, recorded as a result of its purchase business combinations, for impairment because events and circumstances indicated that such assets might be impaired and the estimated fair value of these assets might be less than their recorded amounts. The Company performed such an assessment due to (i) the decrease in the Company's first quarter of 2001 net revenues in comparison to original forecasts due to the rapid general economic slowdown in the United States and Europe and resulting curtailment in purchases by corporate enterprises of software products and services during the first quarter of 2001,
(ii) expectations of a continued slowdown during the remainder of 2001 in corporate enterprise purchases of software products and services, (iii) the resulting reassessment by management of the Company's business plan and operations including projected growth rates, profitability estimates, and product offerings, all leading to a planned restructuring of operations, including reductions in force in the second quarter of 2001, (iv) the continuing and expected sustained decline in the Company's stock price resulting in the net book value of long-lived assets significantly exceeding the Company's market capitalization, and (v) the imputed value of the Company, based on the stock exchange ratio under the merger agreement with Kana Communications, Inc. ("Kana") signed on April 9, being less than the Company's tangible book value. The results of this assessment, which compared projected enterprise-wide undiscounted cash flows to the carrying value of long-lived tangible and intangible assets and associated goodwill, indicated that impairment charge would have to be recorded. The charge recorded, $958.2 million, was based upon the estimated enterprise-wide discounted cash flows over the remaining useful lives of the assets, including goodwill, using a discount rate of 20%. The assumptions supporting the cash flows and discount rate used in the analyses were based on the Company's estimates as of that date. The remaining intangible assets and goodwill of approximately $32.8 million will be amortized over their remaining useful lives.


8. SUBSEQUENT EVENTS

     Proposed Acquisition by Kana

     On April 9, 2001, Broadbase entered into a definitive agreement to be acquired by Kana. Under this agreement, upon completion of the acquisition, each outstanding share of Broadbase common stock will be converted into the right to acquire 1.05 shares of Kana common stock and all outstanding options and warrants of Broadbase will be assumed by Kana and will become options and warrants to purchase Kana common stock in accordance with the exchange ratio. The acquisition is intended to constitute a reorganization for federal income tax purposes and will be accounted for as a purchase business combination. The acquisition is subject to the approval of each of Broadbase's and Kana's stockholders, and certain other customary closing conditions. In addition, in connection with the merger agreement, Broadbase entered into a loan agreement with Kana under which Broadbase agreed to loan up to $20 million to Kana to fund its operating activities.

     Stock Option Repricing

     On April 26, 2001, the Company announced an offer to certain holders of outstanding options to purchase Broadbase common stock the opportunity to exchange and cancel any of their outstanding options to purchase shares of Broadbase common stock for new options to purchase the same number of shares covered by the options tendered for exchange. This offer is voluntary and must be accepted by individual option holders in writing no later than May 24, 2001. To be eligible to participate, an option holder must have been an employee, officer, director, consultant, independent contractor or advisor of Broadbase or its subsidiaries as of April 11, 2001. Pursuant to this offer, the Company will cancel eligible outstanding options tendered for exchange and grant new options under either the 1999 Equity Incentive Plan or 2000 Stock Incentive Plan. The per share exercise price of the new options issued in this exchange will be $0.92, which was the closing price of the Company's common stock as reported by the Nasdaq National Market on April 11, 2001. Subject to certain exceptions, options issued in the exchange will vest and become exercisable in 48 equal monthly increments beginning on April 11, 2001. New options replacing any existing options that were entirely unvested as of the grant date will begin to vest on April 11, 2001, but will not be exercisable until the first date that the corresponding existing option would have become exercisable (at which time, the new option will be exercisable as to any shares that vested monthly between April 11, 2001 and the first date of exercisability). New options issued in exchange for options that were fully vested upon grant will also be fully vested upon grant. Other than changes to the exercise price and vesting schedule, the terms and conditions of the new options issued in the exchange will be substantially similar to those of the corresponding cancelled options.

     This offer to exchange options constitutes an option repricing, requiring the Company to use variable accounting to measure any compensation expense arising from all options subject to this offer. Since the exercise price of new options issued in the exchange is at the fair market value on the date of grant, there will be no compensation expense as of April 11, 2001. However, in each reporting period after April 11, 2001, the Company will recognize compensation expense for any subsequent increases in intrinsic value of the new options issued (measured by changes in the quoted market price of the Company's common stock compared to the exercise price). Subsequent declines in the intrinsic value of these new options will result in reversal of previously recognized expense. Compensation expense arising from these options will be recognized over the remaining vesting period as of each reporting period-end. After the options become fully vested, any additional compensation due to changes in intrinsic value will be recognized as compensation expense immediately until each new option is exercised, forfeited, or expires. The Company will not be able to provide an estimate of any future compensation expense resulting from this repricing.

     Personnel Reductions and Restructuring

     During the first quarter of 2001, the Company recorded approximately $3.5 million in merger expense for severance costs to eliminate approximately 100 former Servicesoft personnel, representing personnel employed on a transitional basis and certain newly identified redundant employees. During April 2001, the Company also initiated a restructuring of its operations and further reduced personnel by approximately 175 employees in an effort to streamline operations and reduce costs. These two personnel reductions represented a reduction of approximately 41% based on the Company's staffing level as of December 31, 2000. As a result, we will record significant restructuring costs in the second quarter of 2001, including costs of personnel reductions and the abandonment of certain facilities, although the amount of these costs have not yet been fully quantified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes included under Item 1 of this report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe," "expect," "anticipate," "intend," "plan" and similar expressions. These forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements, such as those concerning our expectations regarding operating results, as a result of various factors, including those we discuss in "Risk Factors That May Affect Future Results" and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

OVERVIEW

     We incorporated in November 1995 and from that date through December 1997 were in the development stage, conducting research and development of our initial products. In the fourth quarter of 1997, we introduced Foundation, software enabling organizations to build and manage datamarts for their customer information. In the third quarter of 1998, we began offering applications, built on Foundation, which provide analysis for customer relationship management. In May 1999 we expanded our suite of products by introducing new applications built on Foundation designed for internet sales channels, internet marketing and other customer-focused e-business applications, as well as new versions of our pre-existing applications. In February 2000, we added an operational marketing automation system through our acquisition of Rubric. In December 2000, we continued expansion of our product line by acquiring Servicesoft, a leading provider of e-service software applications. Throughout these periods, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. We have grown from a total of 131 full-time employees at December 31, 1999 to 678 full-time employees at December 31, 2000. During the first quarter of 2001, we reduced our workforce to approximately 560 employees in connection with the Servicesoft acquisition by severing personnel employed on a transitional basis and eliminating further identified redundant employees. During April 2001, we further reduced our workforce to approximately 400 employees due to significantly lower than expected first quarter revenues, the overall decline in the U.S. economy and revised projected future operating results.

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

     We sell our products through our direct sales force and through indirect sales channels. Direct sales are made by our direct sales force in North America, Europe and Asia Pacific. Our indirect sales channels include software application vendors, resellers and distributors located in North America, Europe and Asia Pacific. Sales through indirect sales channels accounted for 8% and 17% of our total net revenue for the first three months of 2001 and 2000, respectively. The decrease from 2000 to 2001 resulted primarily from significant expansion of our direct sales force during 2000 relative to our channel partners. In addition, near the end of 2000, we shifted our indirect channels from smaller vertical and regional partners to larger worldwide resellers, systems integrators and technology partners; these new partnerships have yet to generate significant revenue.

     Revenue from customers outside the United States represented 30% and 26% of our total net revenue for the first three months of 2001 and 2000, respectively. The increase in international sales relative to those in North America was attributable primarily to the decline in the U.S. economy during the first three months of 2001. We intend to continue expansion of our international operations and plan to commit significant management time and financial resources in developing our direct and indirect international sales channels.

     We have experienced substantial net losses since our inception due primarily to (i) significant acquisition-related costs, (ii) amortization and impairment of acquired intangibles, (iii) sales and marketing costs, (iv) costs incurred to develop our technology and products, and (v) costs related to the recruitment and training of personnel for our engineering, sales, marketing, professional services and administrative departments. As of March 31, 2001, we had an accumulated deficit of approximately $1.3 billion. We expect to continue to incur substantial losses for the foreseeable future due in large part to acquisition-related charges and stock compensation expense.

     During the first quarter of 2001, the Company recorded an impairment charge for the goodwill and intangible assets recorded as a result of the acquisitions made in 2000. See below for further information.

RECENT EVENTS

     Proposed Acquisition by Kana. On April 9, 2001, we entered into a definitive agreement to be acquired by Kana. Under this agreement, upon completion of the acquisition, each outstanding share of our common stock will be converted into the right to acquire 1.05 shares of Kana common stock and all outstanding options and warrants of Broadbase will be assumed by Kana and will become options and warrants to purchase Kana common stock in accordance with the exchange ratio. The acquisition is intended to constitute a reorganization for federal income tax purposes and will be accounted for as a purchase transaction. The acquisition is subject to the approval of each of Broadbase's and Kana's stockholders, and certain other customary closing conditions. In addition, in connection with the merger agreement, we entered into a loan agreement with Kana under which we agreed to loan up to $20 million to Kana to fund its operating activities.

     Stock Option Repricing. On April 26, 2001, we announced an offer to certain holders of outstanding options to purchase Broadbase common stock the opportunity to exchange and cancel any of their outstanding options to purchase shares of our common stock for new options to purchase the same number of shares covered by the options tendered for exchange. This offer is voluntary and must be accepted by individual option holders in writing no later than May 24, 2001. To be eligible to participate, an option holder must have been an employee, officer, director, consultant, independent contractor or advisor of Broadbase or its subsidiaries as of April 11, 2001. Pursuant to this offer, we will cancel eligible outstanding options tendered for exchange and grant new options under either the 1999 Equity Incentive Plan or 2000 Stock Incentive Plan. The per share exercise price of the new options issued in this exchange will be $0.92, which was the closing price of our common stock as reported by the Nasdaq National Market on April 11, 2001. Subject to certain exceptions, options issued in the exchange will vest and become exercisable in 48 equal monthly increments beginning on April 11, 2001. New options replacing any existing options that were entirely unvested as of the grant date will begin to vest on April 11, 2001, but will not be exercisable until the first date that the corresponding existing option would have become exercisable (at which time, the new option will be exercisable as to any shares that vested monthly between April 11, 2001 and the first date of exercisability). New options issued in exchange for options that were fully vested upon grant will also be fully vested upon grant. Other than changes to the exercise price and vesting schedule, the terms and conditions of the new options issued in the exchange will be substantially similar to those of the corresponding cancelled options.

     This offer to exchange options constitutes an option repricing, requiring us to use variable accounting to measure any compensation expense arising from all options subject to this offer. Since the exercise price of new options issued in the exchange is at the fair market value on the date of grant, there will be no compensation expense as of April 11, 2001. However, in each reporting period after April 11, 2001, we will recognize compensation expense for any subsequent increases in intrinsic value of the new options issued (measured by changes in the quoted market price of our common stock compared to the exercise price). Subsequent declines in the intrinsic value of these new options will result in reversal of previously recognized expense. Compensation expense arising from these options will be recognized over the remaining vesting period as of each reporting period-end. After the options become fully vested, any additional compensation due to changes in intrinsic value will be recognized as compensation expense immediately until each new option is exercised, forfeited, or expires. We will not be able to provide an estimate of any future compensation expense resulting from this repricing.

     Personnel Reductions and Restructuring. During the first quarter of 2001, we recorded approximately $3.5 million in merger expense for severance costs to eliminate approximately 100 former Servicesoft personnel, representing personnel employed on a transitional basis and certain newly identified redundant employees. During April 2001, we also initiated a restructuring of our operations and further reduced personnel by approximately 175 employees in an effort to streamline operations and reduce costs. These two personnel reductions represented a reduction of approximately 41% based on our staffing level as of December 31, 2000. As a result, we will record significant restructuring costs in the second quarter of 2001, including costs of personnel reductions and the abandonment of certain facilities, although the amount of these costs have not yet been fully quantified.

RESULTS OF OPERATIONS

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               -------------------------------
                                                                                   2001               2000
                                                                               ------------       ------------
            Net revenue:
                 License ................................................      $      7,176       $      4,520
                 Professional services ..................................             3,210              1,119
                 Maintenance ............................................             2,646                662
                                                                               ------------       ------------
                           Total net revenue ............................            13,032              6,301
                                                                               ------------       ------------

        Cost of revenue:
              License ...................................................             1,047                607
              Professional services .....................................             6,005              1,531
              Maintenance ...............................................               660                288
              Amortization of acquired core and developed technology ....             1,632                264
                                                                               ------------       ------------
                       Total cost of revenue ............................             9,344              2,690
                                                                               ------------       ------------
        Gross margin ....................................................             3,688              3,611
                                                                               ------------       ------------

        Operating expenses:
             Sales and marketing ........................................            13,979              7,578
             Research and development ...................................             7,512              2,764
             General and administrative .................................             4,299              1,126
             Amortization of deferred stock compensation ................             7,917              3,510
             Amortization of intangible assets and goodwill .............            56,160             11,896
             Acquired in-process research and development ...............                --             10,057
             Merger expenses ............................................             6,208              6,184
             Impairment of intangible assets and goodwill ...............           958,219                 --
                                                                               ------------       ------------
                       Total operating expenses .........................         1,054,294             43,115
                                                                               ------------       ------------
        Loss from operations ............................................        (1,050,606)           (39,504)
        Interest income .................................................             2,217              2,179
        Interest expense ................................................               (14)              (133)
                                                                               ------------       ------------
        Net loss ........................................................      $ (1,048,403)      $    (37,458)
                                                                               ============       ============

        Basic and diluted net loss per share ............................      $     (12.90)      $      (0.92)
                                                                               ============       ============
        Weighted-average shares used in computing
         basic and diluted net loss per share ...........................            81,267             40,532
                                                                               ============       ============

Net Revenue

     License. The increase in license revenue comparing the first three months of 2001 to the corresponding period in 2000 was attributable primarily to increases in the number of customers licensing our products and increases in the average revenue per license transaction. The increase in customers is primarily the result of the expansion of our direct sales force and our acquisitions of Rubric and Servicesoft, while the increase in the average revenue per license transaction reflects our expanded line of bundled applications combining various elements of our analytic, marketing automation, and e-service offerings. Due to current economic slowdowns in the general economy, there is increased uncertainty with respect to our revenues in 2001, and we cannot assure you that the volume and average revenue per license transaction will continue to increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- We expect our quarterly revenue and operating results to fluctuate, and it is difficult to predict our future operating results".

     Professional Services. Professional services include revenues from consulting and customer training services. The growth in professional services revenue comparing the first three months of 2001 to the corresponding period in 2000 reflects significant expansion of our installed customer base requiring services and the increased capacity of our consulting organization, primarily attributable to our acquisitions of Aperio and Servicesoft.

     Maintenance. Maintenance revenue is recognized on a straight-line basis over the period customer support is provided, usually one year. The increase in maintenance revenue during the periods presented reflects significant expansion of our installed customer base, which resulted in part from our acquisitions of Rubric and Servicesoft, as well as increased prices for support of bundled products.

Cost of Revenue

     Cost of Licenses. The cost of licenses consists primarily of royalties payable to third parties as well as the cost of product manuals, media, packaging and shipping. The increase in cost of licenses comparing the first three months of 2001 to 2000 resulted primarily from increased royalty obligations incurred as a result of an increased volume of license sales. Our royalty obligations vary significantly by product; accordingly, our cost of licenses may vary significantly from period to period as a percentage of license revenue depending on the mix of products licensed in any given quarter.

     Cost of Professional Services. The cost of professional services consists primarily of personnel costs for employees and contractors providing consulting and training services. The increases in these costs over the periods presented resulted primarily from expansion of our consulting and training organizations and increased use of contract consultants as necessary to serve our expanding customer base. We significantly increased our professional services capacity since the first three months of 2000 as a result of the Servicesoft and Aperio acquisitions and we plan to continue expanding our professional services capacity through partnerships with external consultants and, to a lesser extent, through internal hiring. The significant decrease in margins on consulting revenue resulted primarily from reduced demand for our consulting services during the first quarter of 2001, which we believe is attributable to the overall economic slow down in North America. Additionally, we made significant investments during 2000 in our consulting practice in terms of hiring and training, as well as investments in a project management system and other infrastructure to support actual growth and projected future growth in our customer base, all of which created a higher cost infrastructure for our consulting organization. In both the first and second quarter of 2001, we reduced our workforce, including some administrative and billable services personnel, to address the decline in demand for our products and services.

     Cost of Maintenance. The cost of maintenance consists primarily of personnel costs for employees in our customer support organization. The increases in these costs over the periods presented resulted primarily from expansion of our customer support organization as a result of our acquisition of Servicesoft, as well as increased investments in facilities and computer equipment necessary to provide support to our expanded customer base. During the first and second quarters of 2001, we reduced the size of our customer support organization in an effort to reduce overall expenses. As a result, we expect our cost of maintenance to decrease in the second quarter of 2001.

     Amortization of Acquired Core and Developed Technology. This cost represents amortization of the core and developed technology acquired during 2000 from Rubric, Panopticon and Servicesoft. The cost of acquired core technology is being amortized over a five-year useful life, while the cost of acquired developed technology is being amortized over a one-year useful life.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs for personnel, sales commissions, travel and entertainment, promotional activities, advertising, and domestic and international field sales offices. Increased sales and marketing expenses during the periods presented resulted primarily from significant expansion of our domestic and international direct sales force during 2000, both through direct hiring and our acquisition of Servicesoft. During 2000, we also expanded our marketing organization, increasing both the number of employees and the level of promotional and advertising activities. Although sales and marketing expenses increased during the periods presented, we significantly reduced the size of our sales and marketing organization during the first and second quarters of 2001 in an effort to reduce operating expenses. As a result, we expect our sales and marketing expenses to decrease in the second quarter of 2001.

     Research and Development. Research and development expenses consist primarily of salaries for development personnel, development facilities and computer equipment, development software, product localization, product documentation, and quality assurance testing. Increased research and development costs during the periods presented are primarily attributable to significant expansion of our development workforce, including developers employed as a result of acquisitions during 2000, and increased use of contractors and other outside service providers to assist in development efforts. Although research and development expenses increased during the periods presented, we significantly reduced the size of our research and development organization during the first and second quarters of 2001 in an effort to reduce operating expenses. As a result, we expect our research and development expenses to decrease in the second quarter of 2001.

     General and Administrative. General and administrative expenses consist primarily of costs of executive, finance, human resources, legal, and information technology personnel, as well as outside professional fees for legal, tax, accounting and other services. The increase in general and administrative costs during the periods presented resulted primarily from personnel additions required to provide administrative and information technology support for our expanded employee base. The use of professional services, such as legal and accounting services, also increased significantly. Although general and administrative expenses increased during the periods presented, we reduced the size of our general and administrative organization during the first and second quarters of 2001 in an effort to reduce operating expenses. As a result, we expect our general and administrative expenses to decrease in the second quarter of 2001.

     Amortization of Deferred Stock Compensation. The increase in amortization of deferred stock compensation comparing the first three months of 2001 to the corresponding period in 2000 resulted from a combination of (i) option grants during 2000 to purchase our common stock at an exercise price below the fair market value on the date of grant, which amounted to $11.3 million in 2000, and
(ii)
the post-acquisition amortization of deferred compensation for the estimated portion of the intrinsic value of unvested stock options assumed by us in connection with the acquisitions of Panopticon and Servicesoft, which amounted to $1.3 million in 2000. We granted options to certain employees to purchase an aggregate of 2.1 million shares of our common stock at below fair market value during 2000. In addition, in connection with the acquisitions of Panopticon and Servicesoft, we assumed approximately 5.0 million unvested options with an estimated intrinsic value of $20.9 million, which will be amortized over the next four years. For all such options granted or assumed as of March 31, 2001, quarterly amortization of deferred compensation will be approximately $6.0 million for the remaining quarters of 2001, $2.7 million for 2002, $800,000 for 2003 and $80,000 for 2004.

     Amortization and Impairment of Intangible Assets and Goodwill. The increase in amortization of intangible assets and goodwill comparing the first three months of 2001 to 2000 represents amortization of the fair value of acquired intangible assets and goodwill in connection with the acquisitions of Aperio, Panopticon, Decisionism and Servicesoft, compared to amortization expenses only for the acquisition of Rubric during the first three months of 2000. Intangible assets and goodwill are amortized over a period of three to five years, their estimated useful lives.

     At March 31, 2001, we evaluated the long-lived assets and associated goodwill, recorded as a result of our purchase business combinations, for impairment because events and circumstances indicated that such assets might be impaired and the estimated fair value of these assets might be less than their recorded amounts. We performed such an assessment due to (i) the decrease in our first quarter of 2001 net revenues in comparison to original forecasts due to the rapid general economic slowdown in the United States and Europe and resulting curtailment in purchases by corporate enterprises of software products and services during the first quarter of 2001, (ii) expectations of a continued slowdown during the remainder of 2001 in corporate enterprise purchases of software products and services, (iii) the resulting reassessment by management of our business plan and operations including projected growth rates, profitability estimates, and product offerings, all leading to a planned restructuring of operations, including reductions in force in the second quarter of 2001, (iv) the continuing and expected sustained decline in our stock price resulting in the net book value of long-lived assets significantly exceeding our market capitalization, and (v) our imputed value, based on the stock exchange ratio under the merger agreement with Kana signed on April 9, being less than our tangible book value. The results of this assessment, which compared projected enterprise-wide undiscounted cash flows to the carrying value of long-lived tangible and intangible assets and associated goodwill, indicated that impairment charge would have to be recorded. The charge recorded, $958.2 million, was based upon the estimated enterprise-wide discounted cash flows over the remaining useful lives of the assets, including goodwill, using a discount rate of 20%. The assumptions supporting the cash flows and discount rate used in the analyses were based on our estimates as of that date. The remaining intangible assets and goodwill of approximately $32.8 million will be amortized over their remaining useful lives.


     Acquired In-Process Research and Development. Acquired in-process research and development in the first three months of 2000 represents the write-off of the fair value of acquired research and development work obtained in connection with the acquisition of Rubric. There was no such acquisition activity during the first three months of 2001. For the Rubric acquisition, the write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and had no future alternative uses, and the related products under development may not have achieved commercial viability. The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements.

     We obtained an independent valuation for the Rubric acquisition, and values were assigned to acquired core and developed technology, in-process research and development, and other intangibles. The fair value of the acquired in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the project were based on management's estimates of revenues and operating profits related to the projects.

     The total charge for in-process research and development in the Rubric acquisition was estimated to be $10.1 million based on the value allocated to projects identified as in-process research and development on the Rubric eMA product release versions 3.0 and 4.0. This amount was charged to expense in the first three months of 2000 immediately following the completion of the acquisition. At the date of acquisition, the development of the next generation eMA versions was approximately 60.0% complete. As of March 31, 2001, these projects were complete; therefore, there will be no future effects on operating results.

     Merger Expenses. In the first three months of 2000, the merger expenses of approximately $6.2 million resulted from the acquisition of Rubric. This amount included $1.0 million of payments to fund working capital requirements prior to the closing of the merger, $2.2 million of employee bonuses paid upon successful completion of the merger, $800,000 of costs to announce the merger and $2.2 million of costs associated with combining the operations of the two companies, including $1.4 million for customer integration costs, $400,000 for severance and related costs and $400,000 for write-off of redundant assets and other costs.

     Merger related costs in the first three months of 2001 of approximately $6.2 million resulted from the continued integration of the Decisionism and Servicesoft acquisitions, both of which were completed in December 2000. These expenses included $3.5 million for severance and related costs for transitional and redundant personnel and $2.7 million for the write-off of redundant assets and other costs. We expect our merger related costs to decline in the second quarter of 2001 as we complete the integration of the Decisionism and Servicesoft acquisitions.

Interest Income

     Interest income consists of interest earned on our cash, cash equivalents and short-term investments. The increase in interest income over the periods presented resulted from slightly higher average short-term investment balances as compared to the same period in 2000.

Interest Expense

     The decrease in interest expense comparing the first three months of 2001 to 2000 was attributable to lower debt balances due to regular debt payments, as well as early extinguishment of certain debt.

Income Taxes

     We had net deferred tax assets of approximately $91.2 million as of December 31, 2000. Our deferred tax assets primarily relate to net operating loss carryforwards and compensation related to stock options. Approximately $58.4 million of the valuation allowance at December 31, 2000 is attributable to deferred tax assets that if realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense. As of December 31, 2000, we had federal net operating loss carryforwards of approximately $167.2 million, state net operating loss carryforwards of approximately $98.6 million and foreign net operating loss carryforwards of approximately $5.1 million. We also had federal and state research and development tax credit carryforwards of approximately $1.4 million and $1.0 million, respectively. During the first quarter of 2001, we continued to generate federal and state net operating loss and tax credit carryforwards due to continued operating losses and research and development spending. Realization of these deferred tax assets generated through March 31, 2001 is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to our net deferred tax assets as of March 31, 2001, has been established to reflect these uncertainties and, correspondingly, there was no tax provision recorded during the first quarter of 2001. Our net operating loss and tax credit carryforwards will expire at various dates beginning in 2004, if not utilized. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities in the first three months of 2001 was $36.1 million. This was primarily attributable to our net loss of $1.1 billion and decreases in accounts payable and accrued expenses, largely offset by net non-cash charges totaling $1.0 billion primarily related to depreciation, impairment of intangible assets and goodwill, amortization of deferred stock compensation, and amortization of intangible assets and goodwill. The decrease in accounts payable and accrued expenses was primarily the result of payments made on liabilities incurred with the acquisitions of Servicesoft and Decisionism, both of which were completed in December 2000. Net cash used in operating activities in the first three months of 2000 was $13.5 million. This resulted primarily from our net loss of $37.5 million and increase in accounts receivable of $4.3 million offset in part by the non cash write-off of acquired in-process research and development of $10.1 million and the non cash amortization of intangible assets and goodwill of $11.9 million recorded in connection with our acquisition of Rubric in February 2000, and to a lesser extent the amortization of deferred stock compensation of $3.5 million.

     We have commitments under operating leases which are expected to require quarterly payments in the aggregate of approximately $4.4 million for the remaining nine months of 2001.

     Net cash provided by investing activities was $54.0 million for the first three months of 2001, resulting primarily from the maturity of short-term investments of $56.6 million, offset by purchases of property and equipment. For the first three months of 2000, net cash used in investing activities of $21.2 million consisted primarily of the purchase of short-term investments of $19.4 million, as well as purchases of property and equipment.

     Financing activities during the first three months of 2001 generated $1.0 million, compared to $175.9 million during the same period in 2000. Net cash provided from financing activities during the first three months of 2001 consisted primarily of proceeds from the issuance of common stock from the exercise of options and the employee stock purchase program, offset by payments on notes payable and capital lease obligations. In the first three months of 2000, our financing activities primarily consisted of $175.2 million in net proceeds from our public offering in February 2000. Since the first three months of 2001, in connection with our merger agreement with Kana, we entered into a loan agreement with Kana under which we agreed to loan up to $20 million to Kana to fund its operating activities.

     As of March 31, 2001, we held $130.7 million of cash, cash equivalents and short-term investments. We anticipate that our cash and cash equivalents and short-term investments on hand, combined with cash flows generated from sales, will be sufficient to fund operating and capital requirements for the next 12 months. However, should additional funding be required for operating requirements, capital expenditures, acquisitions, or unanticipated events, we may be required to obtain such additional funding through debt facilities or the public or private sales of debt or equity securities. There can be no certainty that such funding will be available in quantities or on terms favorable to us, or at all. Failure to obtain such funding when needed could seriously harm us and adversely affect our future results of operations. Furthermore, equity securities issued to obtain any required funding in the future may substantially dilute the ownership of common stockholders and have rights, preferences or privileges to which common stockholders may be subordinate.

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

RISKS RELATED TO OUR BUSINESS

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED AND WE RECENTLY COMPLETED A MAJOR ACQUISITION.

     Because we are still in the early stages of our development, we are subject to the risks, expenses and uncertainties frequently encountered by a young company. For example, because we recently introduced a number of our products, such as our E-Marketplace application in December 2000 and our E-Service application (an updated version of the former Servicesoft 2001 product integrated with certain Broadbase products) in February 2001, it is difficult to predict whether our products will continue to be accepted by the market, which is evolving rapidly, and the level of revenues we can expect to derive from sales of our products. Several members of our management team have been with us for only a short period of time. Because of our limited operating history and evolving product offerings, our insights into trends that may emerge and affect our business are limited. In addition, on December 18, 2000, we completed our acquisition of Servicesoft, which substantially expanded the scale of our operations. Because we have limited experience operating as a combined company, it is even more difficult to evaluate our business.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE DUE IN PART TO ACQUISITION-RELATED AMORTIZATION CHARGES.

     We incurred net losses and losses from operations for each period from our inception through the first three months of 2001. As of March 31, 2001, we had accumulated net losses of approximately $1.3 billion. Servicesoft, which we acquired on December 18, 2000, had accumulated net losses of approximately $120.8 million as of that date. We have not achieved profitability to date, and we expect to continue to incur substantial losses for the foreseeable future. Although our revenues and Servicesoft's revenues grew significantly in 2000, our growth has not continued at the same rate. Our revenue growth has been affected by the challenges we face as a result of the increasingly uncertain economic conditions both generally and in our market. Although we have reduced our workforce to decrease operating expenses, we will need to significantly increase our revenue to achieve profitability. In addition, if our proposed merger with Kana is not completed, we expect substantial noncash charges from amortization of goodwill, intangible assets and stock compensation. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

     We have experienced seasonality in our revenues, with the fourth quarter of the year typically having the highest revenue for the year. We believe that this seasonality results primarily from the budgeting cycles of our customers. We expect that this seasonality will continue, and may increase. In addition, our customers' decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. In addition, our ability to achieve increased revenue and profitability depends on overall demand for e-business software and related services, and in particular for customer-focused applications. Due to current slowdowns in the general economy, we believe that many existing and potential customers are reassessing or reducing their planned technology and internet-related investments and deferring purchasing decisions. As a result, there is increased uncertainty with respect to our expected revenues in 2001, and further delays or reductions in business spending in the area of information technology, particularly the electronic customer relationship management or eCRM market and related products and services, could have a material adverse effect on our revenues and operating results.

     Our quarterly revenue increased 107% from the first three months of 2000 to the first three months of 2001. We do not believe that our year-to-year rates of growth are indicative of the growth in revenues, if any, that we can expect in the future. Accordingly, we believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. Our operating results may fall below the expectations of investors. In this event, the market price of our common stock would likely decrease.

OUR OPERATING EXPENSES ARE GENERALLY FIXED, AND IF WE FAIL TO MEET OUR REVENUE FORECASTS, WE WOULD NOT BE ABLE TO REDUCE THESE EXPENSES QUICKLY.

     During 2001, we reduced our workforce by approximately 41% to significantly reduce our operating expenses. Despite these cuts, if we do not significantly increase revenues, we will not achieve profitability. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. As a result, we would not be able to reduce spending quickly if our revenue was lower than we had projected. Therefore, if our revenue falls below our expectations in any quarter, or if we increase our spending ahead of our revenue growth, our operating results will be lower than expected.

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

OUR ACQUISITIONS MAY RESULT IN DISRUPTIONS TO OUR BUSINESS DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL, TECHNOLOGY AND OPERATIONS.

     We recently acquired several companies, including Servicesoft, Decisionism and Panopticon. Many of these companies are in the early stages of their development and have unproven business models. We may not realize the anticipated benefits of these or other acquisitions or investments. The integration of acquired companies into our own has been and will continue to be a complex, time consuming and expensive process and may disrupt our business if not completed efficiently or in a timely manner. For example, our acquisition of Servicesoft on December 18, 2000 substantially expanded our scale of operations. The number of our full-time employees increased from 350 at November 30, 2000 to 678 at December 31, 2000, primarily as a result of this acquisition. We must demonstrate to customers and suppliers that an acquisition will not result in adverse changes in client service standards, or dilution of or distraction to our business focus. We may not be able to successfully retain and assimilate additional personnel, integrate acquired operations and technology or sell acquired products. The difficulties of integrating other businesses could be greater than we anticipate, and could disrupt our ongoing business, disrupt our management and employees and increase our expenses.

ACCOUNTING CHARGES RELATING TO ACQUISITIONS WILL PREVENT US FROM ACHIEVING POSITIVE NET INCOME UNDER GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AS QUICKLY AS WE MIGHT OTHERWISE.

     We have accounted for our recent acquisitions using the purchase method of accounting. Under the purchase method, the purchase price of the acquired company is allocated based on an independent valuation, to the specific tangible and intangible assets acquired and liabilities assumed. We recorded approximately $361.8 million, $28.8 million, $92.8 million, $10.7 million and $630.0 million of intangible assets and goodwill on our balance sheet in connection with our acquisitions of Rubric, Aperio, Panopticon, Decisionism and Servicesoft, respectively. During the first three months of 2001, we recorded a charge of $958.2 million to reflect the impairment of these intangible assets and goodwill. If our merger with Kana is not completed, we will amortize the remaining $32.8 million in intangible assets and goodwill as of March 31, 2001, over their respective remaining useful lives ranging from two to four years. It is also possible that we could experience further impairment of remaining intangible assets requiring future additional charges to expense to reflect such impairment. Finally, we could record additional intangible assets and goodwill and merger related costs in connection with potential future acquisitions. Amortization or impairment of such intangible assets and goodwill would reduce our net income reported under generally accepted accounting principles.

WE NEED TO ATTRACT, TRAIN AND RETAIN ADDITIONAL QUALIFIED PERSONNEL IN A COMPETITIVE EMPLOYMENT MARKET.

     Our success depends on our ability to attract, train and retain qualified, experienced employees. During 2001, we reduced our workforce by approximately 41%. Although a number of technology companies have recently implemented lay-offs, there remains substantial competition for experienced management, engineering, sales and marketing personnel, particularly in the market segment in which we compete.

     The market price of our common stock has fluctuated substantially since our initial public offering in September 1999, and has experienced a significant decline since the first three months of 2000. We have relied historically on our ability to attract employees using equity incentives, and any perception by potential and existing employees that our equity incentives are less attractive could harm our ability to attract and retain qualified employees. In addition, our workforce reduction may cause lower morale among the employees who are not being terminated, which could make it more difficult for us to retain those employees. If our employees perceive uncertainty as a result of our proposed merger with Kana, current economic circumstances or any other reason, they could be vulnerable to the recruiting efforts of our competitors. Further, such perceived uncertainty could hinder our ability to attract or compete for experienced management, engineering, sales and marketing personnel. If we are unable to retain our existing key personnel, or to attract, train and retain additional qualified personnel, we may experience inadequate levels of staffing to develop and sell our products and perform services for our customers.

     We believe that our success will depend on the continued services of our executive officers. These employees serve "at-will" and may elect to pursue other opportunities at any time. On April 3, 2001, we announced the resignation of Rusty Thomas, our former Chief Financial Officer. We have appointed an interim replacement for Mr. Thomas. The loss of the services of one or more of our executive officers could harm our business.

     Several of our executive officers joined us only recently and have had limited experience working together. For example, four of our executive officers commenced employment with us during 2000. We cannot assure you that our new executive officers will be able to work effectively together to manage our growth and continuing operations.

OUR REDUCTION IN PERSONNEL MAY SERIOUSLY HARM OUR BUSINESS.

     During the first quarter of 2001, we recorded approximately $3.5 million in merger expense for severance costs to eliminate approximately 100 former Servicesoft personnel, representing personnel employed on a transitional basis and certain newly identified redundant employees. During April 2001, we also initiated a restructuring of our operations and further reduced personnel by approximately 175 employees in an effort to streamline operations and reduce costs. These two personnel reductions represented a reduction of approximately 41% based on our staffing level as of December 31, 2000. As a result, we will record significant restructuring costs in the second quarter of 2001, including costs of personnel reductions and the abandonment of certain facilities, although the amount of these costs have not yet been fully quantified. There have been and will continue to be significant costs associated with these personnel reductions related to severance and other employee-related costs. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in force may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover. This personnel reduction may subject us to the risk of litigation. Decisions as to which employees were terminated in connection with the April 2001 personnel reduction were made by us on the assumption that our merger with Kana would occur. If the merger does not occur, we may need to hire additional employees in some areas or terminate employees in other areas. We may not be able to hire such additional employees and may be adversely affected by any further reductions in force.

OUR GROWTH DEPENDS ON MARKET ACCEPTANCE OF OUR APPLICATIONS DESIGNED FOR INTERNET-BASED SYSTEMS.

     We first introduced our applications designed for Internet-based systems in May 1999, and our E-Service application in February 2001 (an updated version of the former Servicesoft 2001 product integrated with certain Broadbase products). We expect that our future growth will depend significantly on revenue from licenses of these applications and related services. There are significant risks inherent in introducing Internet-based systems applications. Market acceptance of these products will depend on the growth of the market for e-business solutions. This growth may not occur. Further, we cannot assure you that these e-business applications or any new ones we may introduce will meet customer performance expectations. If they do not meet customer expectations or the market for these products fails to develop or develops more slowly than we expect, our business would be harmed.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO MAINTAIN AND, IF NECESSARY, EXPAND OUR SALES FORCE.

     We sell our products primarily through our direct sales force. We must maintain and, if necessary, expand our direct sales operations to increase market awareness of our products and increase revenue. We cannot be certain that we will be successful in these efforts. Our products and services require sophisticated sales efforts. As a result, our ability to maintain or expand our direct sales operations will depend on our ability to recruit, train and retain top sales people with advanced sales skills and technical knowledge. There is a shortage of sales personnel with these qualifications, and competition for qualified personnel is intense in our industry. If we are unable to retain or hire qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity more slowly than anticipated, our business could be harmed.

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

     In addition, we have distribution relationships with companies located around the world that distribute or resell our products. Sales through these indirect sales channels accounted for approximately 35.3% of our total revenues for 1999, 13.6% for 2000 and 8% for first three months of 2001. These channel partners may experience reduced sales due to a number of factors, including general economic uncertainty in our industry, which would cause our revenues to decline. If we cannot maintain successful relationships with our indirect sales channel partners, we may have difficulty expanding the sales of our products and our international growth may be limited.

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

     We believe that growth in our product sales depends on our ability to provide our customers with professional services to assist with support, training, consulting and initial implementation of our products and to educate third-party systems integrators in the use of our products. As a result, we may need to increase the number of professional services personnel to respond to customer requirements. New professional services personnel will require training and take time to reach full productivity. We may not be able to attract or retain a sufficient number of highly qualified professional services personnel. Competition for qualified professional services personnel with the appropriate knowledge is intense. We are in a new market and there are a limited number of people who have the necessary skills. To meet our customers' needs for professional services, we may also need to use more costly third-party consultants to supplement our own professional services group. In addition, we could experience delays in recognizing revenue if our professional services group falls behind schedule in connecting our products to customers' systems and data sources.

WE MAY BE UNABLE TO ATTRACT NEW CUSTOMERS IF WE DO NOT DEVELOP NEW PRODUCTS AND ENHANCEMENTS.

     If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we may be unable to attract new customers. For example, we have recently released new versions of a number of our existing analytic applications and our E-Service (formerly Servicesoft 2001) application. We may not be successful in marketing and supporting these new versions, or developing and marketing other product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they may not achieve market acceptance. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. These delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products.

WE DEPEND ON INCREASED BUSINESS FROM OUR NEW CUSTOMERS, AND IF WE FAIL TO GROW OUR CUSTOMER BASE OR GENERATE REPEAT BUSINESS, OUR OPERATING RESULTS COULD BE HARMED.

     If we fail to grow our customer base, generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for pilot programs. These customers may not choose to purchase additional licenses to expand their use of our products. These customers have not yet developed or deployed initial applications based on our products. If these customers do not successfully develop and deploy these initial applications, they may choose not to purchase deployment licenses or additional development licenses.

     The effectiveness of our Servicesoft products depends in part on the widespread adoption and use of these products by customer support personnel. Some of our customers who have made initial purchases of this software have deferred or suspended implementation of our products due to slower than expected rates of internal adoption by customer support personnel. If more customers decide to defer or suspend implementation of these products in the future, our ability to increase our revenue from these customers through additional licenses or maintenance agreements will also be impaired, and our financial position may be seriously harmed. Our business model generally depends on the expanded use of our products within our clients' organizations.

     In addition, as we introduce new versions of our products or new products, our current customers may not require the functionality of our new products and may not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future services revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. Further, some of our customers are Internet-based companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current economic slowdown. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenues would decline.

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

OUR BUSINESS DEPENDS ON THE ACCEPTANCE AND USE OF THE WINDOWS NT OPERATING
SYSTEM.

     Most of our products run only on the Windows NT operating system. Any change to this operating system could require us to modify our products and could cause us to delay product releases. Any decline in the market acceptance of the Windows NT operating system for any reason, including as a result of errors or delayed introduction of enhancement or upgrades, could seriously harm our business. If potential customers do not want to use the Windows NT operating system, we will need to develop products that run on other operating systems such as Windows 2000, the successor to Windows NT, or any of the UNIX based systems. The development of new products in response to these risks would require us to commit a substantial investment of resources, and we may not be able to successfully develop or introduce such products on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternative products.

FAILURE TO LICENSE NECESSARY THIRD PARTY SOFTWARE INCORPORATED IN OUR PRODUCTS MAY CAUSE DELAYS OR REDUCTIONS IN OUR SALES.

     We license third party software that we incorporate into our products. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology would be difficult to replace. The loss of any such license could result in delays or reductions of our applications until we identify, license and integrate or develop equivalent software. If we are required to enter into license agreements with third parties for replacement technology, we could be subject to higher royalty payments and a loss of product differentiation. In the future, we may need to license other software to enhance our products and meet evolving customer needs. If we are unable to do this, we may experience reduced demand for our products.

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

     Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition from providers of consulting-based analytic solutions, providers of e-service software products similar to our Servicesoft products, vendors of point technologies that provide website analysis, in-house development efforts by potential customers, and from other software providers. We may also face competition from providers of customer relationship management, e-commerce and communications solutions. In addition, we face competition from vendors of other enterprise applications as they expand the functionality of their product offerings, including companies that design software for decision support, management of customer relationships or of organizations operational information or for providing customer service, as well as vendors of database applications. In addition, we expect that competition may increase as a result of software industry consolidations and formations of alliances among industry participants or with third parties. For example, eGain Communications Corp. recently acquired Inference Corporation, Siebel Systems, Inc. recently acquired Onlink Technologies, Inc., and E.piphany, Inc. recently acquired Octane Software, Inc. Finally, it is possible that new competitors may emerge.

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

SOFTWARE DEFECTS COULD LEAD TO LOSS OF REVENUE OR DELAY IN MARKET ACCEPTANCE FOR OUR PRODUCTS OR MAY EXPOSE US TO LIABILITIES.

     Our software products are internally complex and may contain defects, especially when they are first introduced or when new versions are released. In the past, we have discovered software errors in some of our products after their introduction. We recently released new versions of a number of our analytic software applications and our E-Service (formerly Servicesoft 2001) application. As a result, these products may be particularly susceptible to errors. Although we continue to evaluate our products for errors following the commencement of commercial shipments and receive information from customers regarding errors they detect, if we are not able to detect and correct errors in products or releases before commencing commercial shipments, we may experience loss of or delay in revenues, loss of market share or failure to achieve market acceptance for our products, diversion of development resources or injury to our reputation.

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

BARRIERS TO INTERNATIONAL EXPANSION COULD LIMIT OUR FUTURE GROWTH.

     We have only a limited history of marketing, selling and supporting our products and services internationally. We conduct our international sales primarily through direct sales offices in Europe and Asia, through a Servicesoft subsidiary in Canada and through distributors in Japan. Revenue from customers outside the United States represented 23.2%, 20.3% and 30.1% of our total net revenue for 1999, 2000, and the first three months of 2001, respectively. We intend to expand our international operations, but we may face significant barriers to this expansion. Our failure to manage our international operations effectively could limit the future growth of our business. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Expenses incurred in expanding international operations might never result in increased revenue.

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

WE GREW RAPIDLY IN 2000, AND THE FAILURE TO MANAGE CHANGE COULD HARM OUR
BUSINESS.

     We grew rapidly in 2000, increasing our total number of full-time employees from 131 at December 31, 1999 to 678 at December 31, 2000. During the first and second quarters of 2001, we reduced our personnel to approximately 560 and 400 employees, respectively. Our net growth over this period has placed significant demands on management as well as on our administrative, operational and financial resources and controls.

     We recently completed the implementation of several new operational information systems, and began an extensive upgrade of our finance, accounting, and product distribution systems. In addition, we deployed certain of these systems in our European operations during the first three months of 2001. We plan to continue deployment of various modules of these systems throughout Europe and Japan in the second quarter of 2001. Failure to successfully complete these systems implementations, upgrades, and deployments in a timely and effective manner may result in the disruption of our operations, which could adversely affect our operating results. Any future growth in our operations could cause similar, and perhaps increased, strain on our systems and controls.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING, IF REQUIRED, ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING COULD AFFECT OUR ABILITY TO PURSUE FUTURE GROWTH.

     We expect that our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. However, if our merger with Kana is not completed, we may need to raise additional funds for expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We might not be able to obtain additional financing on favorable terms, if at all, especially in light of the currently uncertain market climate. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise necessary additional funds on acceptable terms, we may not be able to fund expansion, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

OUR STOCK PRICE HAS BEEN VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS AND TO SECURITIES LITIGATION.

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



RISKS RELATING TO OUR PROPOSED MERGER WITH KANA

WE MAY NOT ACHIEVE THE BENEFITS WE EXPECT FROM OUR PROPOSED MERGER WITH KANA

     On April 9, 2001, we entered into the merger agreement with Kana. We expect that our merger with Kana will result in significant benefits. Achieving the benefits of the merger depends on the timely, efficient and successful execution of a number of post-merger events. Key events include:

        - integrating the operations and personnel and eliminating redundancies of the two companies;

        -   integrating the products and technologies of the two companies;

        - offering the existing products and services of each company to the other company's customers; and

        - developing new products and services that utilize the assets of both companies.

     We will need to overcome significant issues, however, in order to realize any benefits or synergies from the merger. The successful execution of these post-merger events will involve considerable risk and may not be successful. In general, we cannot assure you that we can successfully integrate or realize the anticipated benefits of the merger.

FAILURE TO COMPLETE THE MERGER COULD NEGATIVELY IMPACT OUR STOCK PRICE AND OUR FUTURE BUSINESS AND OPERATIONS.

     If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

        - we may be required under certain circumstances to pay to Kana a termination fee of $2.5 million and reimburse Kana for expenses incurred to collect that fee;

        - the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed; and

        - costs incurred by us related to the merger, such as legal, accounting and a portion of financial advisor fees, must be paid even if the merger is not completed.

ANNOUNCEMENT OF THE MERGER MAY DELAY OR DEFER CUSTOMER AND SUPPLIER DECISIONS CONCERNING US, WHICH MAY NEGATIVELY AFFECT OUR BUSINESS

     Our customers and suppliers, in response to the announcement of the merger, may delay or defer decisions concerning us. In addition, our customers or channel partners may seek to change existing agreements they have with us as a result of the merger. Any delay or deferral in those decisions or changes in contracts by our customers or suppliers could have a material adverse effect on our business, regardless of whether the merger is ultimately completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us until the strategies of the combined company are announced or executed. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

WE HAVE ENTERED INTO AGREEMENTS WITH KANA THAT WOULD SEVERELY LIMIT OUR ABILITY TO COMBINE WITH A THIRD PARTY IF THE MERGER IS NOT COMPLETED

     If the merger is terminated and our board of directors determines to seek another merger or business combination, there can be no assurance that we will be able to find a partner willing to enter into an equivalent or more attractive agreement than the merger agreement. In addition, while the merger agreement is in effect and subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than Kana. These factors could also adversely affect our stock price.

     The stock option we have granted to Kana under the stock option agreement gives Kana the right to purchase up to 19.9% of our common stock at a favorable price. The stock option is exercisable by Kana upon certain events associated with a competing transaction between us and a third party. The distribution and license agreement between us and Kana gives Kana a worldwide license to all of our intellectual property at a favorable royalty, including the right under certain circumstances to receive our source code, currently being held in escrow. This agreement does not terminate upon the termination of the merger agreement. The terms of the stock option and the distribution and license agreement, either alone or in combination with the other, will make it substantially more difficult for us to pursue a competing transaction with a third party because of the obstacles posed by these agreements to a potential third party suitor. For example, a third party who proposed to merge with us in an alternate transaction might have to negotiate with a 19.9% stockholder opposed to the alternate transaction who holds a license to all of our intellectual property.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At March 31, 2001, our portfolio included money market funds, commercial paper, municipal bonds, government agency bonds, and corporate bonds. The diversity of the portfolio helps us to achieve our investment objective. At March 31, 2001, the weighted average maturity of our portfolio was 60 days.

     Our debt obligations consist primarily of capital leases assumed in connection with the acquisitions of Rubric and Aperio. These debt facilities were used primarily to purchase capital items such as computers and office equipment. Currently, all such capital spending is funded using working capital. The interest rates on our assumed capital lease obligations are fixed.

     We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2001, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Sale of Registered Securities

     Our registration statement on Form S-1 (File No. 333-82251) was declared effective by the SEC on September 21, 1999. A total of 9,200,000 shares of our common stock were registered with the SEC with an aggregate offering price of $64.4 million. The offering commenced on September 21, 1999, and a total of 9,200,000 shares of common stock were sold for an aggregate offering price of $64.4 million through a syndicate of underwriters managed by Deutsche Banc Alex. Brown, Dain Rauscher Wessels, Thomas Weisel Partners LLC and E*Offering. We sold 8,000,000 shares on September 27, 1999 and 1,200,000 shares on October 18, 1999.

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

     As of March 31, 2001, we had used the aggregate net proceeds of $57.8 million that we received from our initial public offering as follows (in millions):

Construction of plant, building and facilities:            $   1.7
Purchase and installation of machinery and equipment:      $  24.7
Repayment of indebtedness:                                 $   0.4
Working capital:                                           $  31.0

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

    None

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     2.01 Agreement and Plan of Merger, dated April 9, 2001, among Kana Communications, Inc., Arrow Acquisition Corp. and Broadbase Software, Inc. (incorporated herein by reference to Exhibit 1 to Schedule 13D (File No. 005-56923) filed with the Securities and Exchange Commission by Broadbase Software, Inc. with respect to Kana Communications, Inc., on April 19, 2001).

     b. Reports on Form 8-K.

     On February 8, 2001, we filed an amended current report on Form 8-K to file historical and pro forma financial information required under Item 7 in connection with our acquisition of Servicesoft.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BROADBASE SOFTWARE, INC.

Dated:  May 10, 2001                      By:  /s/     Sam Henry
                                               ---------------------------------
                                               Interim Chief Financial Officer

                                  EXHIBIT INDEX


 EXHIBIT                                                                          INCORPORATED BY REFERENCE                 FILED
  NUMBER                       EXHIBIT DESCRIPTION                         FORM       FILE NO.   EXHIBIT      FILING DATE  HEREWITH
 -------                       -------------------                         ----       --------   -------      -----------  --------
   2.01     Agreement and Plan of Merger, dated April 9, 2001, among   Schedule 13D   005-56923     1           4/19/01
            Kana Communications, Inc., Arrow Acquisition Corp. and
            Broadbase Software, Inc.